Form 10QSB
period 1996-03-31
HEARTLAND BANCSHARES INC
filed 1996-05-28
CIK 1007002

                                  FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996



                      Commission File Number:    0-28442
                                               -----------


                           Heartland Bancshares, Inc.
                ------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Illinois                                            37-1356594
- ------------------------                               -------------------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)


318 South Park Avenue, Herrin, Illinois                     62948-3604
- ------------------------------------------               ---------------
(Address of principal executive offices)                    (Zip Code)


       Issuer's telephone number, including area code:   (618) 942-7373
                                                         ----------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety days:
Yes ____    No  X
               ---


     As of March 31, 1996, there were no shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


          Transitional small business disclosure format (check one):
Yes _____   No  X
               ---


                                                       Exhibit Index at Page ___

Page 1 of ___ Pages

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                   ------------------------------------------

                            OF HERRIN AND SUBSIDIARY
                            ------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                              March 31,   December 31,
                                                                 1996         1995
                                                              ----------  ------------
                                                              Unaudited     Audited
                                                                   (In thousands)
     ASSETS
     ------

Cash and cash equivalents
  Interest-bearing                                              $ 6,637        $ 3,562
  Noninterest-bearing                                             1,664          1,682
Investment securities available-for-sale at estimated
 market value                                                       101            102
Investment securities held to maturity                            8,621          9,120
Mortgage-backed and related securities available for
 sale at estimated market value                                   3,010          7,335
Mortgage-backed and related securities held to maturity           4,896          3,128
Loans receivable, net                                            35,604         35,060
Investment required by law - Federal Home Loan Bank
 stock, at cost                                                     366            342
Property, equipment, and property held for investment, net          560            572
Accrued interest receivable                                         253            233
Prepaid expenses and other assets                                    58             18
Prepaid income taxes                                                108            127
Other assets                                                        195             28
Real estate owned                                                    61             --
                                                                -------        -------

TOTAL ASSETS                                                    $62,134        $61,309
- ------------                                                    =======        =======

    LIABILITIES AND RETAINED EARNINGS
    ---------------------------------

Liabilities
- -----------
  Deposits                                                      $56,396        $55,632
  Accrued interest on deposits                                       62             66
  Advances from borrowers for taxes and insurance                   476            380
  Other liabilities                                                  31             49
  Deferred tax liability                                            409            432
                                                                -------        -------

    Total Liabilities                                           $57,374        $56,559
    ------------------                                          -------        -------

Commitments and Contingencies
- -----------------------------

Retained Earnings
- -----------------
  Retained earnings                                             $ 4,790        $ 4,733
  Unrealized gain (loss) on securities
   available for sale, net of tax                                   (30)            17
                                                                -------        -------

    Total Retained Earnings                                     $ 4,760        $ 4,750
    -----------------------                                     -------        -------

TOTAL LIABILITIES AND RETAINED EARNINGS                         $62,134        $61,309
- ---------------------------------------                         =======        =======


          See accompanying notes to consolidated financial statements.

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                   ------------------------------------------

                            OF HERRIN AND SUBSIDIARY
                            ------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                      Three Months Ended
                                                                    --------------------
                                                                    March 31,  March 31,
                                                                      1996       1995
                                                                    ---------  ---------
                                                                       (In thousands)
Interest Income
- ---------------
  Interest on first mortgage loans                                     $  663      $ 548
  Interest on other loans                                                  28         14
  Interest on investments, securities, and
   deposits with banks                                                    199        234
  Interest on mortgage backed securities                                  132        173
                                                                       ------      -----

      Total Interest Income                                            $1,022      $ 969
      ---------------------

Interest Expense
- ----------------
  Interest on deposits                                                    698        616
                                                                       ------      -----

Net Interest Income                                                    $  324      $ 353
- -------------------

Provision for Loan Losses                                                  --         --
- -------------------------                                              ------      -----

Net Interest Income After Provision for Loan Losses                    $  324      $ 353
- ---------------------------------------------------                    ------      -----

Non-Interest Income
- -------------------
  Initial service charges and other loan fees                          $   21      $  19
  Gain on sale of investments                                              13         --
  Other                                                                    42         39
                                                                       ------      -----

      Total Non-Interest Income                                        $   76      $  58
      -------------------------                                        ------      -----

Non-Interest Expense
- --------------------
  Compensation to directors, officers, and employees                   $  120      $ 128
  Pension expense and other employee benefits                              20         15
  Office properties and equipment expense including depreciation           26         26
  Advertising                                                               9         10
  Federal insurance premiums                                               31         31
  Stationery, postage, and office supplies                                 14         18
  Checking account expense                                                 37         39
  Service bureau expense                                                   20         19
  Other                                                                    38         36
  Loss on sale of investments                                               3         --
                                                                       ------      -----

      Total Non-Interest Expense                                       $  318      $ 322
      --------------------------                                       ------      -----

Income Before Income Taxes                                             $   82      $  89
- --------------------------

Income Tax Expense                                                         25         26
                                                                       ------      -----

Net Income (Loss)                                                      $   57      $  63
- -----------------                                                      ======      =====

         See accompanying notes to consolidated financial statements.

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                   ------------------------------------------

                            OF HERRIN AND SUBSIDIARY
                            ------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS
            ------------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                    Unrealized
                                                   Gain (Loss)
                                                  on Securities
                                     Retained       Available
                                     Earnings        for Sale      Total
                                     --------     --------------  -------
                                                  (In thousands)

Balance at December 31, 1995           $4,733        $   17     $  4,750
- ----------------------------

Net Income                                 57            --           57

Change in unrealized gain (loss)
 on securities available for sale          --           (47)         (47)
                                     --------       -------     --------

Balance at March 31, 1996              $4,790        $  (30)    $  4,760
- -------------------------            ========       =======     ========



          See accompanying notes to consolidated financial statements.

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                   ------------------------------------------

                            OF HERRIN AND SUBSIDIARY
                            ------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                             Three Months Ended
                                                                           ----------------------
                                                                           March 31,   March 31,
                                                                              1996        1995
                                                                           ----------  ----------
                                                                               (In thousands)
Cash Flows From Operating Activities
- ------------------------------------
  Net income                                                                 $    57     $    63
                                                                             -------     -------

  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation                                                             $    12     $    11
    Discount accretion/premium amortization-securities (net)                       8          --
    Amortization of deferred loan origination fees                               (12)        (12)
    Provision for loan losses                                                     --          --
    (Gain) loss on sale of investments                                           (10)         --
    (Increase) decrease in accrued interest receivable                           (20)         11
    (Increase) decrease in prepaid expenses                                      (40)        (28)
    (Increase) decrease in prepaid income taxes                                   19          19
    Increase (decrease) in deferred income taxes                                   7           7
    (Increase) decrease in other assets                                         (228)         --
    Increase (decrease) in accrued interest payable                               (5)          8
    Increase (decrease) in other liabilities                                     (17)         (9)
                                                                             -------     -------

    Total Adjustments                                                        $  (286)    $     7
    -----------------                                                        -------     -------

  Net Cash Provided (Used) by Operating Activities                           $  (229)    $    70
  ------------------------------------------------                           -------     -------

Cash Flows From Investing Activities
- ------------------------------------
  Proceeds from maturities of investment securities and
   mortgage backed securities                                                $ 1,750     $   850
  Principal payments on mortgage backed securities                               374         243
  Net (increase) decrease in loans receivable                                   (532)     (2,203)
  Purchases of fixed assets                                                       --          (8)
  Purchase of investment securities - Held-to-maturity                        (1,250)       (150)
  Purchase of mortgage backed securities - Held-to-maturity                   (1,905)         --
  Proceeds from sale of mortgage-backed securities - available-for-sale        4,015          --
  Purchase of Federal Home Loan Bank stock                                   $   (24)         --
                                                                             -------     -------

  Net Cash Provided (Used) by Investing Activities                           $ 2,428     $(1,268)
 -------------------------------------------------                           -------     -------

Cash Flows From Financing Activities
- ------------------------------------
  Net increase (decrease) in deposits                                        $   763     $  (320)
  Net increase (decrease) in mortgage escrow funds                           $    95     $    80
                                                                             -------     -------

  Net Cash Provided (Used) by Financing Activities                           $   858     $  (240)
  ------------------------------------------------                           -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents                         $ 3,057     $(1,438)
- ----------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                               5,244       6,238
                                                                             -------     -------

Cash and Cash Equivalents at End of Period                                   $ 8,301     $ 4,800
- ------------------------------------------                                   =======     =======

Supplemental Disclosures
- ------------------------

Cash Paid During the Period for:
  Interest                                                                   $   703     $   608
  Income taxes                                                               $    --     $    --

Loans Transferred to Foreclosed Real Estate
 During Period                                                               $    61     $    29

          See accompanying notes to consolidated financial statements.

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                   ------------------------------------------

                            OF HERRIN AND SUBSIDIARY
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (UNAUDITED)
                                  -----------

                            MARCH 31, 1996 AND 1995
                            -----------------------


1.   Heartland Bancshares, Inc.
     --------------------------

     Heartland Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Illinois for the purpose of serving as the holding company of First Federal Savings and Loan Association of Herrin (the "Association") in connection with the Association's conversion from a federal mutual savings and loan association to a federal stock savings and loan association, and subsequent conversion to a national bank, pursuant to its plan of conversion. On April 12, 1996, the Company commenced a subscription and community offering of its shares in connection with the conversion of the Association.

     The Company has not transacted any material business activities through March 31, 1996 other than those associated with the preparations for the issuance of stock. Accordingly, the consolidated financial statements included herein are for the Association and its wholly owned subsidiary, Herrin First Service Corporation.

2.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of First Federal Savings and Loan Association of Herrin and Herrin First Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of the Association's management, the unaudited consolidated financial statements reflect all adjustments necessary for the fair presentation of the Association's financial position at March 31, 1996 and December 31, 1995, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

     Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

3.   Stock Conversion
     ----------------

     On December 31, 1995, the Board of Directors of the Association, subject to regulatory approval and approval by the members of the Association, adopted an overall plan of conversion and reorganization to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association and thereafter to a national bank. The plan includes, as part of the conversion, the concurrent formation of Heartland Bancshares, Inc. as a holding company.

     The conversion is to be accomplished through a subscription offering for the sale of shares of the holding company's common stock to the Association's eligible deposit account holders and other members of the Association. Any shares of the holding company's common stock not sold in the subscription offering will be offered for sale to the general public, giving preference to the Association's market area. The number of shares expected to be sold in the common stock offering ranges from 595,000 to 925,750. Subject to certain conditions, preliminary approval for the conversion has been granted by the Office of Thrift Supervision and the Office of the Comptroller of the Currency.

4.   Regulatory Capital
     ------------------

     At March 31, 1996, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at March 31, 1996:

                              Amount      Percent
                              ------      -------
                          (Dollars in thousands)
   Tangible Capital:
     Actual                   $4,790        7.71%
     Required                    933        1.50
                              ------       -----
     Excess                   $3,857        6.21%
                              ======       =====

   Core Capital:
     Actual                   $4,790        7.71%
     Required                  1,865        3.00
                              ------       -----
     Excess                   $2,925        4.71%
                              ======       =====

   Risk-Based Capital:
     Actual                   $5,090       19.79%
     Required                  2,058        8.00
                              ------       -----
     Excess                   $3,032       11.79%
                              ======       =====

   Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
          ----------------------------------------------------------

General
- -------

     Heartland Bancshares, Inc. (the "Company") has only recently been formed and, accordingly, has no results of operations at this time. As a result, this discussion relates to the financial condition and results of operations of the Association and its subsidiary. The business of the Association has historically been to function as a financial intermediary, accepting deposits from the general public and investing these funds primarily in loans for one- to four-family residences located in the Association's market area. To a lesser extent, the Association engages in various forms of consumer and home equity lending and invests in mortgage-backed securities, U.S. Government and federal agency securities, municipal securities and interest-bearing deposits.

     The Association's net income is dependent primarily on its net interest income, which is the difference between interest income earned on loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Association's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Association's net earnings are also affected by the level of non-interest income, which primarily consists of fees and service charges, and by the level of its operating expenses and provisions for loan losses.

     The operations of the Association are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Association's market area.

Liquidity and Capital Resources
- -------------------------------

     The Association's primary sources of funds are deposits and proceeds from maturing investment securities, maturing mortgage-backed and related securities and principal and interest payments on loans, investment securities and mortgage-backed and related securities. While maturities and scheduled amortization of investment securities, mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Association uses its liquidity resources principally to fund the origination of loans, to purchase investment securities and mortgage-backed and related securities, to fund deposit withdrawals, to maintain liquidity, and to meet operating expenses. Management believes that its sources of funds will be adequate to meet the Association's liquidity needs for the immediate future.

     The Association is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Association's average daily liquidity ratio for the month of March, 1996 was 28.93%, and its short-term liquidity for such month was 20.72%, which levels exceeded required levels for such period. The comparable ratios for the month of December, 1995 were 24.23% and 16.37%, respectively. Management of the Association seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing.

     A portion of the Association's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Association's operating, financing and investing activities during any given period. At March 31, 1996 and December 31, 1995, cash and cash equivalents totaled $8.3 million and $5.2 million, respectively.

     Liquidity management is both a daily and long-term function of business management. If the Association requires funds beyond its ability to generate them internally, the Association may obtain advances from the Federal Home Loan Bank ("FHLB"). At March 31, 1996, the Association had no outstanding advances from the FHLB.

     At March 31, 1996, the Association had $631,000 in outstanding commitments to extend credit. The Association anticipates that it will have sufficient funds available to meet its current loan origination commitments.

Regulatory Capital
- ------------------

     Federally insured savings associations such as the Association are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). As of March 31, 1996, the Association was in compliance with all of these capital requirements.

Financial Condition
- -------------------

     The Association's total assets increased by $825,000, or 1.35%, from $61.3 million at December 31, 1995 to $62.1 million at March 31, 1996.

     The Association's loan portfolio increased by approximately $544,000 during the three months ended March 31, 1996. Net loans totaled $35.6 million and $35.1 million at March 31, 1996 and December 31, 1995, respectively. The increase in loan activity during the quarter is attributed to increased loan marketing activities in the Association's service area. The allowance for loan losses totaled $300,000 at March 31, 1996 and December 31, 1995.

     Cash and cash equivalents totaled $8.3 million at March 31, 1996, compared to a total of $5.2 million at December 31, 1995. The $3.1 million increase is primarily due to the sale of the Association's portfolio of collateralized mortgage obligations ("CMO's") during the first quarter of 1996 for gross proceeds of $4.0 million.

     The Association's investment securities portfolio totaled $8.7 million at March 31, 1996, a decrease of $500,000 from $9.2 million at December 31, 1995. This decrease was due to proceeds from maturities of investment securities during the three months ended March 31, 1996. The Association's mortgage-backed and related securities portfolio totaled $7.9 million at March 31, 1996, a decrease of $2.6 million from $10.5 million at December 31, 1995. This decrease was due to the sale of CMO's during the first quarter as described above, partially offset by the Association's reinvestment in new mortgage-backed securities.

     The $61,000 increase in real estate owned during the three months ended March 31, 1996 resulted from the acquisition of one residential property through foreclosure. The increase of $167,000 in other assets for the same period relates primarily to costs related to the conversion.

     At March 31, 1996, deposits increased to $56.4 million from $55.6 million at December 31, 1995, a net increase of $764,000 or 1.37%. Management is continually evaluating the investment alternatives available to the Association's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

     The Association's retained earnings remained relatively level at $4.8 million at March 31, 1996 and at December 31, 1995. The net earnings of $57,000 for the three months ended March 31, 1996 were offset by a $47,000 increase in unrealized loss, net of income taxes, on the Association's available-for-sale securities.

Results of Operations
- ---------------------

     Net Income.  For the three months ended March 31, 1996, the Association
     ----------
     earned net income of $57,000, as compared to net income of $63,000 for the corresponding period of 1995. The decrease of $6,000, or 9.52%, reflects a decrease of $29,000, or 8.22%, in net interest income, an increase of $18,000, or 31.03%, in non-interest income, a decrease of $4,000, or 1.24%, in non-interest expense, and a $1,000 decrease in the provision for income taxes.

     Net Interest Income.  Net interest income decreased by $29,000, or 8.22%,
     -------------------
     from $353,000 for the three months ended March 31, 1995 to $324,000 for the three months ended March 31, 1996. This decrease was primarily due to a decrease in the net interest margin from 2.23% for the three months ended March 31, 1995 to 2.03% for the three months ended March 31, 1996, coupled with a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 106.16% for the three months ended March 31, 1995 to 104.21% for the three months ended March 31, 1996.

     Interest Income.  Total interest income increased by $53,000, or 5.47%, to
     ---------------
     $1.0 million for the three months ended March 31, 1996 compared to $969,000 for the three months ended March 31, 1995. The increase in interest income is primarily a result of an increase of $1.7 million, or 3.01%, in average interest-earning assets from $56.5 million for the three months ended March 31, 1995 to $58.2 million for the three months ended March 31, 1996. The increase in interest income also reflects an increase of 17 basis points in the average yield on interest-earning assets from 6.86% for the three months ended March 31, 1995 to 7.03% for the three months ended March 31, 1996. This increase is attributable to increased loan origination efforts, resulting in relatively higher interest rates as compared with investment securities.

     Interest Expense.  Interest expense increased by $82,000, or 13.31%, to
     ----------------
     $698,000 for the three months ended March 31, 1996 as compared to $616,000 for the three months ended March 31, 1995. This increase was primarily due to a 37 basis point increase in the average cost of deposits to the Association, resulting from an increase in prevailing market interest rates. Also contributing to the increase in expense was an increase of $2.6 million in the average balance of deposits from $53.2 million for the three months ended March 31, 1995 to $55.8 million for the three months ended March 31, 1996.

     Provision for Loan Losses.  The allowance for loan losses is established
     -------------------------
     through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. There was no additional provision for loan losses made during the three months ended March 31, 1996 and March 31, 1995.

     Non-Interest Income.  Total non-interest income increased $18,000, or
     -------------------
     31.03%, from $58,000 for the three months ended March 31, 1995 to $76,000 for the three months ended March 31, 1996. This increase was primarily due to realized gains on the sale of investments for the three months ended March 31, 1996.

     Non-Interest Expense.  Total non-interest expense decreased $4,000, or
     --------------------
     1.24%, from $322,000 for the three months ended March 31, 1995 to $318,000 for the three months ended March 31, 1996. The decrease was due to relatively small fluctuations in compensation, employee benefits and other operating expenses between the three months ended March 31, 1996 and the corresponding period in the prior year.

     Income Taxes. Income tax expense decreased by $1,000, or 3.85%, from
     ------------
     $26,000 for the three months ended March 31, 1995 to $25,000 for the three months ended March 31, 1996. This decrease was primarily the result of the decrease in income before income taxes for the three months ended March 31, 1996 as compared with the corresponding period in the prior year.

Nonperforming Assets
- --------------------

     The following table sets forth the amounts and categories of non-performing assets in the Association's portfolio at March 31, 1996 and December 31, 1995:

                                                    March 31,   December 31,
                                                       1996         1995
                                                    ----------  -------------
                                                     (Dollars in Thousands)
       Nonaccrual Loans
       ----------------
         One- to four-family real estate                $ 423          $ 481
         Consumer                                         143             89
                                                        -----          -----

             Total                                      $ 566          $ 570
             -----                                      =====          =====

       Accruing Loans Delinquent 90 Days or More
       -----------------------------------------
         One- to four-family real estate                $  --          $  --
         Consumer                                          --             --
                                                        -----          -----

             Total                                      $  --          $  --
             -----                                      =====          =====

       Total Nonperforming Loans                        $ 566          $ 570
       -------------------------

       Foreclosed Asset
       ----------------
         One- to four-family real estate                   61             --
                                                        -----          -----

       Total Nonperforming Assets                       $ 627          $ 570
       --------------------------                       =====          =====

       Total Nonperforming Assets as a
       -------------------------------
        Percent of Total Assets                          1.01%          0.93%
        -----------------------                         =====          =====

       Total Nonperforming Loans as a Percentage
       -----------------------------------------
        of Total Loans Receivable, Net                   1.59%          1.63%
        ------------------------------                  =====          =====

Impact of Inflation and Changing Prices
- ---------------------------------------

     The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Association's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Association are monetary in nature. As a result, interest rates have a greater impact on the Association's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards
- ----------------------------------

     Accounting for the Impairment of Long-Lived Assets.  In March, 1995, the
     --------------------------------------------------
     Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, under the criteria of the statement, an asset is impaired, an impairment loss is recognized. SFAS No. 121 is effective for fiscal years ending after December 15, 1995. The Association has adopted the provisions of the statement effective for the year ending December 31, 1996. The adoption of SFAS No. 121 did not have a material effect on the Association's financial position or operating results.

     Accounting for Mortgage Servicing Rights.  In May, 1995, the FASB issued
     ----------------------------------------
     SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans, and no cost should be allocated to the mortgage servicing rights. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS No. 122 is prohibited. The Association has adopted the provision of the statement for the year ending December 31, 1996. The adoption of SFAS No. 122 did not have a material effect on the Association's financial position or operating results.

Potential SAIF Assessment
- -------------------------

     Legislation has been considered by the United States Congress which would require financial institutions which are members of the Savings Association Insurance Fund ("SAIF") to pay a one-time premium on insured deposits currently estimated at 85 to 90 basis points. If enacted, this premium or surcharge would have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the fee and would reduce earnings in the years during which such fee was amortized. At this time, it is unlikely that institutions would be permitted to amortize the premium over a period of years. Based upon the Association's deposits as of March 31, 1995, the proposed one-time premium or surcharge would range from approximately $450,000 to $480,000 with an estimated after-tax effect on expense of $280,000 to $295,000. Management cannot predict whether the proposed legislation will be enacted by Congress, or, if enacted, the amount of the one-time premium or surcharge.

                           PART I.  OTHER INFORMATION
                                    -----------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

        From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


ITEM 2. CHANGES IN SECURITIES
        ---------------------

        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        None


ITEM 5. OTHER INFORMATION
        -----------------

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        None.

        The following exhibits are filed as a part of this report:

        None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HEARTLAND BANCSHARES, INC.


Date:  May 24, 1996                 By: /s/ Roger O. Hileman
                                        -------------------------------------
                                         Roger O. Hileman
                                         (Principal Executive, Accounting
                                         and Financial Officer)