Form 10QSB
period 1996-06-30
HEARTLAND BANCSHARES INC
filed 1996-08-13
CIK 1007002

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996



                       Commission File Number:   0-28442
                                               -----------


                           Heartland Bancshares, Inc.
                ________________________________________________
       (Exact name of small business issuer as specified in its charter)


     Illinois                                               37-1356594
_________________________                              -------------------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)


318 South Park Avenue, Herrin, Illinois                            62948-3604
_________________________________________                         ------------
(Address of principal executive offices)                           (Zip Code)


       Issuer's telephone number, including area code:   (618) 942-7373
                                                         ----------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety days:
Yes X      No
   ---       ---


     As of August 9, 1996, there were 876,875 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


     Transitional small business disclosure format (check one):   Yes _____
No X
  ---


Page 1 of ___ Pages                                    Exhibit Index at Page ___

                         PART I FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------


                          HEARTLAND BANCSHARES, INC.
                          --------------------------

                                AND SUBSIDIARY
                                --------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                          June 30,    December 31,
                                                            1996          1995
                                                          --------    ------------
                                                          (Unaudited)
                                                          ------------------------
                                                               (In Thousands)
                                                          ------------------------
                     ASSETS
                     ------

Cash and cash equivalents
  Interest-bearing                                        $ 9,896          $ 3,562
  Noninterest-bearing                                       2,395            1,682
Investment securities available-for-sale at
 estimated market value                                       101              102
Investment securities held to maturity                      8,532            9,120
Mortgage-backed and related securities available for
 sale at estimated market value                             2,812            7,335
Mortgage-backed and related securities held to
 maturity                                                   6,739            3,128
Loans receivable, net                                      38,100           35,060
Investment required by law - Federal Home Loan
 Bank stock, at cost                                          366              342
Property, equipment, and property held
 for investment, net                                          461              572
Accrued interest receivable                                   256              233
Prepaid expenses and other assets                              53               18
Prepaid income taxes                                           --              127
Other assets                                                   --               28
Real estate owned                                              61               --
                                                          -------          -------

TOTAL ASSETS                                              $69,772          $61,309
                                                          =======          =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Liabilities
- -----------
  Deposits                                                $56,365          $55,632
  Accrued interest on deposits                                 59               66
  Advances from borrowers for taxes and insurance             547              380
  Accrued income taxes                                         11                -
  Other liabilities                                            99               49
  Deferred tax liability                                      395              432
                                                          -------          -------

      Total Liabilities                                   $57,476          $56,559
      -----------------                                   -------          -------

Commitments and Contingencies
- -----------------------------

Stockholders' Equity
- --------------------
  Preferred stock, 1,000,000 shares authorized, -0-
   issued                                                 $    --         $     --
  Common stock, $.01 par value per share:  4,000,000
   shares authorized; 876,875 and -0- shares issued and
   outstanding at June 30, 1996 and December 31, 1995           9               --
  Additional paid-in capital                                8,139               --
  Unearned ESOP shares                                       (702)              --
  Retained earnings - substantially restricted              4,897            4,733
  Unrealized gain (loss) on securities
   available for sale, net of tax                             (47)              17
                                                          -------          -------

      Total Stockholders' Equity                          $12,296          $ 4,750
      --------------------------                          -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $69,772          $61,309
- ------------------------------------------                =======          =======



See accompanying notes to consolidated financial statements.

                           HEARTLAND BANCSHARES, INC.
                           --------------------------

                                 AND SUBSIDIARY
                                 --------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                  (UNAUDITED)
                                  -----------

                                         Three Months Ended    Six Months Ended
                                         -------------------  ------------------
                                         June 30,  June 30,   June 30,  June 30,
                                         -------------------  ------------------
                                           1996       1995      1996      1995
                                         ---------  --------  --------  --------
                                           (In Thousands)       (In Thousands)
                                         -------------------  ------------------
Interest Income
- ---------------------------------------
  Interest on first mortgage loans          $  718     $ 578    $1,381    $1,126
  Interest on other loans                       34        16        62        30
  Interest on investments, securities,      ------     -----    ------    ------
   and
   deposits with banks                         239       217       438       451
  Interest on mortgage backed
   securities                                  145       175       277       348
                                            ------     -----    ------    ------

      Total Interest Income                 $1,136     $ 986    $2,158    $1,955
     ----------------------                 ------     -----    ------    ------

Interest Expense
- ----------------
  Interest on deposits                         694       637     1,392     1,253
                                            ------     -----    ------    ------

Net Interest Income                         $  442     $ 349    $  766    $  702
- -------------------

Provision for Loan Losses                        -         -         -         -
- -------------------------                   ------     -----    ------    ------

Net Interest Income After Provision
- -----------------------------------
 for Loan Losses                            $  442     $ 349    $  766    $  702
- ----------------                            ------     -----    ------    ------

Non-Interest Income
- -------------------
  Initial service charges and other
   loan fees                                $   17     $  17    $   38    $   36
  Gain on sale of investments                    -         -        13         -
  Other                                         32        35        74        74
                                            ------     -----    ------    ------

      Total Non-Interest Income             $   49     $  52    $  125    $  110
      -------------------------             ------     -----    ------    ------

Non-Interest Expense
- --------------------
  Compensation to directors, officers,
   and
   employees                                $  121     $ 113    $  241    $  241
  Pension expense and other employee
   benefits                                     13        13        33        28
  Office properties and equipment
   expense
   including depreciation                       26        23        52        49
  Advertising                                    9        12        18        22
  Federal insurance premiums                    32        33        63        64
  Stationery, postage, and office
   supplies                                     13        10        27        28
  Checking account expense                      37        35        74        74
  Service bureau expense                        16        14        36        33
  Other                                         47        44        85        80
  Loss on sale of investments                    -         -         3         -
  Loss on sale of property held for
   investment                                    6         -         6         -
                                            ------     -----    ------    ------

      Total Non-Interest Expense            $  320     $ 297    $  638    $  619
      --------------------------            ------     -----    ------    ------

Income Before Income Taxes                  $  171     $ 104    $  253    $  193
- --------------------------

Income Tax Expense                              64        30        89        56
                                            ------     -----    ------    ------
Net Income (Loss)                           $  107     $  74    $  164    $  137
- -----------------                           =======    =====    =======    =====

See accompanying notes to consolidated financial statements.

                   HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                   -----------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                                 (IN THOUSANDS)
                                 --------------

                                  (UNAUDITED)
                                  -----------

                                                                                                          Net
                                                                                                       Unrealized
                                                                                                       Gain (Loss)
                                                      Additional        Unearned                      on Securities
                                          Common       Paid-In            ESOP           Retained       Available
                                          Stock        Capital           Shares          Earnings       for Sale       Total
                                          ------      ----------      ------------       --------     -------------    -----
Balance at December 31, 1995           $      -       $      -         $      -          $  4,733       $     17     $  4,750
- ----------------------------

Net income                                    -              -                -               164              -          164

Sale of common stock                          9          8,139                -                 -              -        8,148

Issuance of shares to ESOP                    -              -             (702)                -              -         (702)

Change in net unrealized gain (loss)
 on securities available for sale             -              -                -                 -            (64)         (64)
                                        -------        -------          -------           -------        -------      -------

Balance at June 30, 1996               $      9       $  8,139         $   (702)         $  4,897       $    (47)    $ 12,296
- ------------------------                =======        =======          =======           =======        =======      =======

See accompanying notes to consolidated financial statements.

                           HEARTLAND BANCSHARES, INC.
                           --------------------------

                                 AND SUBSIDIARY
                                 --------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                             Six Months Ended
                                                           --------------------
                                                           June 30,   June 30,
                                                             1996       1995
                                                           ---------  ---------
                                                              (In Thousands)
                                                           --------------------
Cash Flows From Operating Activities
- ------------------------------------
  Net income                                                $   164    $   137
                                                            -------    -------

  Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities
    Depreciation                                            $    25    $    23
    Discount accretion/premium amortization-securities
     (net)                                                        8         (2)
    Amortization of deferred loan origination fees              (24)       (24)
    Provision for loan losses                                     -          -
    (Gain) loss on sale of investments                          (10)         -
    (Gain) loss on sale of property held for investment           6          -
    (Increase) decrease in accrued interest receivable          (23)        23
    (Increase) decrease in prepaid expenses                     (35)       (25)
    (Increase) decrease in prepaid income taxes                 137          3
    Increase (decrease) in deferred income taxes                  4         13
    (Increase) decrease in other assets                         (33)         -
    Increase (decrease) in accrued interest payable              (7)         5
    Increase (decrease) in other liabilities                     51         (8)
                                                            -------    -------

    Total Adjustments                                       $    99    $     8
    -----------------                                       -------    -------

  Net Cash Provided by Operating Activities                 $   263    $   145
  -----------------------------------------                 -------    -------

Cash Flows From Investing Activities
- ------------------------------------
  Proceeds from maturities of investment securities
   and mortgage backed securities                           $ 3,085    $ 1,870
  Principal payments on mortgage backed securities              693        384
  Net (increase) decrease in loans receivable                (3,016)    (4,429)
  Purchases of property and equipment                           (32)       (34)
  Purchase of investment securities - Held-to-maturity       (2,493)      (155)
  Purchase of mortgage backed securities -
   Held-to-maturity                                          (3,902)         -
  Proceeds from sale of mortgage-backed securities -
   available-for-sale                                         4,015          -
  Purchase of Federal Home Loan Bank stock                      (24)         -
  Proceeds from the sale of property held for investment        112          -
                                                            -------    -------

  Net Cash Provided (Used) by Investing Activities          $(1,562)   $(2,364)
  ------------------------------------------------          -------    -------

Cash Flows From Financing Activities
- ------------------------------------
  Net increase (decrease) in deposits                       $   733    $  (639)
  Net increase (decrease) in mortgage escrow funds              167         75
  Sale of stock                                               7,446          -
                                                            -------    -------

  Net Cash Provided (Used) by Financing Activities          $ 8,346    $  (564)
  ------------------------------------------------          -------    -------

Net Increase (Decrease) in Cash and Cash Equivalents        $ 7,047    $(2,783)
- ----------------------------------------------------

Cash and Cash Equivalents at Beginning of Period              5,244      6,238
                                                            -------    -------

Cash and Cash Equivalents at End of Period                  $12,291    $ 3,455
- ------------------------------------------                  =======    =======

Supplemental Disclosures
- ------------------------

Cash Paid During the Period for:
  Interest                                                  $ 1,399    $ 1,248
  Income taxes paid (refunded)                              $   (53)   $    40

Loans Transferred to Foreclosed Real Estate
 During Period                                              $    61    $    29

Schedule of Noncash Investing Activities:
- ----------------------------------------
  FHLB Stock Dividend                                      $      -    $     5




See accompanying notes to consolidated financial statements.

                           HEARTLAND BANCSHARES, INC.
                           --------------------------

                                 AND SUBSIDIARY
                                 --------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (UNAUDITED)
                                  -----------

                             JUNE 30, 1996 AND 1995
                             ----------------------


1.   Stock Conversion
     ----------------

     On June 28, 1996, First Federal Savings and Loan Association of Herrin (the "Association") completed its conversion from a federal mutual savings and loan association to a federal stock savings and loan association, and then from a stock association to a national bank known as Heartland National Bank (the "Bank"), while simultaneously being acquired by Heartland Bancshares, Inc. (the "Company"), an Illinois corporation, which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 876,875 shares of common stock, $.01 par value at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the Company's employee stock ownership plan (ESOP) totaled approximately $7.4 million.

     The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. These activities primarily consist of accepting deposits from the general public and investing these funds in loans in the Bank's market area and in investment securities and mortgage-backed securities. In the future, the holding company structure will permit the Company to expand the financial services currently offered through the Bank, although there are no definitive plans or arrangements for such expansion at present.

2.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months and six months ended June 30, 1996 and 1995 have been recorded. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     Prior to the acquisition of the Association on June 28, 1996, and the Association's simultaneous conversion to the Bank, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than that of an organizational nature. Accordingly, and as June 28, 1996 was the last normal business day of the quarter, the unaudited consolidated financial statements included herein reflect the operations of the Association only.

3.   Principles of Consolidation
     ---------------------------

     The accompanying unaudited consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank, and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank. All significant intercompany items have been eliminated.

4.   Earnings per Common Share
     -------------------------

     As no common stock was outstanding during the three and six months ended June 30, 1996, earnings per share information for those periods is not applicable.

5.   Employee Stock Ownership Plan
     -----------------------------

     The Company has established the ESOP for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest, beginning December 31, 1996. The principal is to be repaid in equal installments, with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company will account for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company will report employee benefits expense based on the market price of the shares released.

6.   Regulatory Capital
     ------------------

     The Bank is required to maintain certain levels of regulatory capital. At June 30, 1996, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

Item 2.   Management's Discussion and Analysis or Plan of Operations
          ----------------------------------------------------------


General
- -------

     As the completion of the conversion of First Federal Savings and Loan Association of Herrin (the "Association") to Heartland National Bank (the "Bank"), and the simultaneous acquisition of the institution and issuance of stock by Heartland Bancshares, Inc. (the "Company") took place on June 28, 1996, this discussion of financial condition and results of operations will primarily relate to the Association (now the Bank).

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

     The Association's (and the Bank's) net income is dependent primarily on its net interest income, which is the difference between interest income earned on loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Association's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Association's net earnings are also affected by the level of non-interest income, which primarily consists of fees and service charges, and by the level of its operating expenses and provisions for loan losses.

     The operations of the Association (and the Bank) are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds.
     Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Association's (now the Bank's) market area.

Liquidity and Capital Resources
- -------------------------------

     As a holding company, the Company conducts its business through its subsidiary, the Bank (previously the Association). The Association's (and the Bank's) primary sources of funds are deposits and proceeds from maturing investment securities, maturing mortgage-backed and related securities and principal and interest payments on loans, investment securities and mortgage-backed and related securities. While maturities and scheduled amortization of investment securities, mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Association uses its liquidity resources principally to fund the origination of loans, to purchase investment securities and mortgage-backed and related securities, to fund deposit withdrawals, to maintain liquidity, and to meet operating expenses. Management believes that its sources of funds will be adequate to meet the Bank's liquidity needs for the immediate future.

     A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At June 30, 1996 and December 31, 1995, cash and cash equivalents totaled $12.3 million and $5.2 million, respectively.

     Liquidity management is both a daily and long-term function of business management. The Bank has other sources of liquidity if there is a need for funds. The Bank has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $2.9 million at June 30, 1996 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago ("FHLB"). At June 30, 1996, the Bank had no outstanding advances from the FHLB.

     At June 30, 1996, the Bank had $806,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

     The Bank is required to maintain certain levels of regulatory capital. At June 30, 1996, the Bank was in compliance with all regulatory capital requirements.

Financial Condition
- -------------------

     Total assets increased by $8.5 million, or 13.8%, from $61.3 million at December 31, 1995 to $69.8 million at June 30, 1996. The increase was due primarily to an infusion of capital of $8.1 million ($7.4 million net of ESOP funding) from the conversion of the Association to stock ownership and concurrent issue and sale of the Company's common stock.

     The Bank's loan portfolio increased by $3.0 million, or 8.7%, from $35.1 million at December 31, 1995 to $38.1 million at June 30, 1996. The increase in loan activity during the period is attributed to increased loan marketing activities in the Bank's service area. The Bank's allowance for loan losses totaled $300,000 at June 30, 1996 and December 31, 1995.

     Cash and cash equivalents totaled $12.2 million at June 30, 1996, compared to a total of $5.2 million at December 31, 1995. The $7.0 million increase is primarily due to the receipt of proceeds from the sale of the Company's stock.

     The Bank's investment securities portfolio totaled $8.6 million at June 30, 1996, a decrease of $589,000 from $9.2 million at December 31, 1995. This decrease was due to maturities of investment securities in excess of new purchases of such securities for the six months ended June 30, 1996. The Bank's mortgage-backed and related securities portfolio totaled $9.6 million as of June 30, 1996, a decrease of $912,000 from $10.5 million at December 31, 1995. This decrease was due to the sale of the institution's remaining collateralized mortgage obligations ("CMO's") during the first quarter of 1996, partially offset by the purchase of new mortgage-backed securities. During the six months ended June 30, 1996, the institution's portfolio of investment securities and mortgage-backed and related securities decreased capital by $64,000 (net of taxes) as a result of a decrease in the market value of such securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115.

     Total liabilities increased by $917,000, or 1.6%, from $56.6 million at December 31, 1995 to $57.5 million at June 30, 1996. Total deposits increased by $733,000, or 1.3%, from $55.6 million at December 31, 1995 to $56.4 million at June 30, 1996.

     Stockholders' equity increased by $7.5 million during the six months ended June 30, 1996. This increase is primarily due to the issuance and sale of common stock with net proceeds of $7.4 million, as well as net income of $164,000 for the period.

Results of Operations
- ---------------------

     Net Income.  Net income was $107,000 for the three months ended June 30,
     ----------
     1996, as compared to $74,000 for the three months ended June 30, 1995. The increase of $33,000, or 44.6%, reflects an increase of $93,000, or 26.6%, in net interest income, a decrease of $3,000, or 5.8%, in non-interest income, an increase of $23,000, or 7.7%, in non-interest expense, and a $34,000 increase in the provision for income taxes.

     Net income was $164,000 for the six months ended June 30, 1996, as compared to $137,000 for the six months ended June 30, 1995. The increase of $27,000, or 19.7%, reflects an increase of $64,000, or 9.1%, in net interest income, an increase of $15,000, or 13.6%, in non-interest income, an increase of $19,000, or 3.1%, in non-interest expense, and a $33,000 increase in the provision for income taxes.

     Net Interest Income.  Net interest income increased $93,000, or 26.6%, to
     -------------------
     $442,000 for the three months ended June 30, 1996, as compared to $349,000 for the three months ended June 30, 1995. This increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 107.30% for the three months ended June 30, 1995 to 109.45% for the three months ended June 30, 1996, along with an increase in the net interest margin from 2.13% for the three months ended June 30, 1995 to 2.31% for the three months ended June 30, 1996. The increase is primarily due to the net interest income earned on the proceeds from the stock conversion.

     Net interest income increased $64,000, or 9.1%, to $766,000 for the six months ended June 30, 1996, as compared to $702,000 for the six months ended June 30, 1995. This increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 106.73% for the six months ended June 30, 1995 to 106.91% for the six months ended June 30, 1996, partially offset by a decrease in the net interest margin from 2.18% for the six months ended June 30, 1995 to 2.17% for the six months ended June 30, 1996. Again, the increase is primarily due to the net interest income earned on the proceeds from the stock conversion during the second quarter of 1996.

     Interest Income.  Total interest income increased by $150,000, or 15.2%, to
     ---------------
     $1.1 million for the three months ended June 30, 1996 as compared to $986,000 for the three months ended June 30, 1995. The increase in interest income is primarily the result of an increase of $8.3 million, or 14.7%, in average interest-earning assets from $56.7 million for the three months ended June 30, 1995 to $65.1 million for the three months ended June 30, 1996. This increase was primarily due to an increase of $6.3 million in the average balance of the loan portfolio during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 resulting from ongoing loan origination efforts, and the increase in interest-earning assets arising from proceeds from the stock conversion. The increase in interest income also reflects an increase of 3 basis points in the average yield on interest-earning assets for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Total interest income increased by $203,000, or 10.4%, to $2.2 million for the six months ended June 30, 1996 as compared to $2.0 million for the six months ended June 30, 1995. The increase in interest income is primarily the result of an increase of $5.0 million, or 8.9%, in average interest-earning assets from $56.6 million for the six months ended June 30, 1995 to $61.6 million for the six months ended June 30, 1996. This increase was primarily due to an increase of $6.5 million in the average balance of the loan portfolio during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 resulting from increased loan origination efforts. The increase in interest income also reflects a 9 basis point increase in the average yield on interest-earning assets for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

     Interest Expense.  Interest expense increased by $57,000, or 8.9%, to
     ----------------
     $694,000 for the three months ended June 30, 1996 as compared to $637,000 for the three months ended June 30, 1995. This increase was primarily due to an increase of $6.6 million in the average balance of deposits from $52.9 million for the three months ended June 30, 1995 to $59.5 million for the three months ended June 30, 1996. This increase was largely due to increases in deposit accounts by customers using those deposit accounts to purchase the stock of the Company in the conversion. The increase in the average balance of deposits was partially offset by a 15 basis point decrease in the average cost of deposits, from 4.82% for the three months ended June 30, 1995 to 4.67% for the three months ended June 30, 1996.

     Interest expense increased by $139,000, or 11.1%, from $1.3 million for the six months ended June 30, 1995 to $1.4 million for the six months ended June 30, 1996. This increase was primarily due to an increase of $4.6 million in the average balance of deposits from $53.0 million for the six months ended June 30, 1995 to $57.6 million for the six months ended June 30, 1996. Again, this increase was predominantly due to increases in deposit accounts by customers using those deposit accounts to purchase Company stock during the second quarter of 1996. The increase in interest expense also reflected a 10 basis point increase in the average cost of deposits, from 4.73% for the six months ended June 30, 1995 to 4.83% for the six months ended June 30, 1996.

     Provision for Loan Losses.  The allowance for loan losses is established
     -------------------------
     through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. There was no additional provision for loan losses made during the three months ended June 30, 1996 and 1995, or for the six months ended June 30, 1996 and 1995.

     Non-Interest Income.  Non-interest income decreased $3,000, or 5.8%, from
     -------------------
     $52,000 for the three months ended June 30, 1995 to $49,000 for the three months ended June 30, 1996. This decrease was caused by a net decrease in various income items.

     Non-interest income increased $15,000, or 13.6%, from $110,000 for the six months ended June 30, 1995 to $125,000 for the six months ended June 30, 1996. This increase was primarily due to realized gains on the sale of investments for the first quarter of 1996.

     Non-Interest Expense.  Non-interest expense increased $23,000, or 7.7%,
     --------------------
     from $297,000 for the three months ended June 30, 1995 to $320,000 for the three months ended June 30, 1996. The increase was due to an $8,000 increase in compensation and employee benefits expense, and net increases of $15,000 in various other expense items.

     Non-interest expense increased $19,000, or 3.1%, from $619,000 for the six months ended June 30, 1995 to $638,000 for the six months ended June 30, 1996. The increase was primarily due to a $5,000 increase in compensation and employee benefits expense, and net increases of $14,000 in various other expense items.

     Income Tax Expense.  Income tax expense was $64,000 for the three months
     ------------------
     ended June 30, 1996 as compared with $30,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996 and 1995, income tax expense of $89,000 and $56,000, respectively, was recorded. The increases in income tax expense are primarily the result of increases in income before income taxes for the comparable periods.

Impact of Inflation and Changing Prices
- ---------------------------------------

     The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards
- ----------------------------------

     Accounting for the Impairment of Long-Lived Assets.  In March, 1995, the
     --------------------------------------------------
     Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, under the criteria of the statement, an asset is impaired, an impairment loss is recognized. SFAS No. 121 is effective for fiscal years ending after December 15, 1995. The Bank has adopted the provisions of the statement effective for the year ending December 31, 1996. The adoption of SFAS No. 121 did not have a material effect on the Bank's financial position or operating results.

     Accounting for Mortgage Servicing Rights.  In May, 1995, the FASB issued
     ----------------------------------------
     SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans, and no cost should be allocated to the mortgage servicing rights. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS No. 122 is prohibited. The Bank has adopted the provision of the statement for the year ending December 31, 1996. The adoption of SFAS
     No. 122 did not have a material effect on the Bank's financial position or operating results.

Potential SAIF Assessment
- -------------------------

     Legislation has been considered by the United States Congress which would require financial institutions which are members of the Savings Association Insurance Fund ("SAIF") to pay a one-time premium on insured deposits currently estimated at 85 to 90 basis points. If enacted, this premium or surcharge would have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the fee. Based upon the Association's deposits as of March 31, 1995, the proposed one-time premium or surcharge would range from approximately $450,000 to $480,000 with an estimated after-tax effect on expense of $280,000 to $295,000. Management cannot predict whether the proposed legislation will be enacted by Congress, or, if enacted, the amount of the one-time premium or surcharge which may be assessed on the Bank.

                          PART II.  OTHER INFORMATION
                                    -----------------

Item 1.  Legal Proceedings
         -----------------

     From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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

         Exhibit 27   Financial Data Schedule

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HEARTLAND BANCSHARES, INC.


Date:  August 12, 1996                  By: /s/ Roger O. Hileman
                                            -------------------------------
                                              Roger O. Hileman
                                              (Principal Executive, Accounting
                                               and Financial Officer)