Form 10-Q
period 1996-09-30
HEARTLAND BANCSHARES INC
filed 1996-11-13
CIK 1007002

                          FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

              For Quarter Ended September 30, 1996

                Commission File Number:  0-28442
                                         -------

                    Heartland Bancshares, Inc.
    -------------------------------------------------------
    (Exact name of registrant as specified in its charter)


     Illinois                                    37-1356594
------------------------                   ---------------------
(State of incorporation)                      (I.R.S. Employer
                                           Identification Number)


318 South Park Avenue, Herrin, Illinois            62948-3604
---------------------------------------           ------------
(Address of principal executive officer)           (Zip Code)


Issuer's telephone number, including area code: (618) 942-7373
                                                --------------


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:
Yes   X      No
    ------     ------


    As of November 8, 1996, there were 876,875 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


       Transitional small business disclosure format (check one):
Yes         No   X
    ------     -----

                         PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              ----------------------------------------------

                                                 September 30,    December 31,
                                                     1996             1995
                                                 ------------     ------------
                                                 (Unaudited)
                                                          (In thousands)
                   ASSETS
                   ------
Cash and cash equivalents
  Interest-bearing                                $  1,880          $  3,562
  Noninterest-bearing                                1,728             1,682
Investment securities available-for-sale at
 estimated market value                              2,090               102
Investment securities held to maturity               9,777             9,120
Mortgage-backed and related securities available
 for sale at estimated market value                  2,897             7,335
Mortgage-backed and related securities held to
 maturity                                            6,828             3,128
Loans receivable, net                               39,244            35,060
Investment required by law                             490               342
Property, equipment, and property held
 for investment, net                                   457               572
Accrued interest receivable                            356               233
Prepaid expenses and other assets                       66                18
Prepaid income taxes                                   112               127
Other assets                                             -                28
Deferred tax asset                                      53                 -
                                                  --------          --------
TOTAL ASSETS                                      $ 65,978          $ 61,309
------------                                      ========          ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Liabilities
-----------
  Deposits                                        $ 52,683          $ 55,632
  Accrued interest on deposits                          49                66
  Advances from borrowers for taxes and insurance      257               380
  SAIF assessment                                      351                 -
  Other liabilities                                     71                49
  Deferred tax liability                                 -               432
                                                  --------          --------
      Total Liabilities                           $ 53,411          $ 56,559
      -----------------                           ========          ========

Commitments and Contingencies
-----------------------------

Stockholders' Equity
--------------------
  Preferred stock, 1,000,000 shares authorized,
   - 0 - issued                                   $      -          $      -
  Common stock, $.01 par value per share:
   4,000,000 shares authorized; 876,875 and
   - 0 - shares issued and outstanding at
   September 30, 1996 and December 31, 1995              9                 -
  Additional paid-in capital                         8,144                 -
  Unearned ESOP shares                                (666)                -
  Retained earnings - substantially restricted       5,111             4,733
  Unrealized gain (loss) on securities
   available for sale, net of tax                      (31)               17
                                                  --------          --------
      Total Stockholders' Equity                  $ 12,567          $  4,750
      --------------------------                  --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 65,978          $ 61,309
------------------------------------------        ========          ========

See accompanying notes to consolidated financial statements.

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                  ------------------------------------
                             (UNAUDITED)
                             -----------

                                             Three Months Ended   Nine Months Ended
                                                September 30,       September 30,
                                             -----------------   -------------------
                                              1996       1995      1996        1995
                                             -------    -------   ------     --------
Interest Income
---------------
  Interest on first mortgage loans             $  713    $  641     $2,094     $1,767
  Interest on other loans                         30        28         92         58
  Interest on investments, securities,
   and deposits with banks                       223       181        661        632
  Interest on mortgage backed securities         155       169        432        517
                                              ------    ------     ------     ------

      Total Interest Income                   $1,121    $1,019     $3,279     $2,974
      --------------------

Interest Expense
----------------
  Interest on deposits                           669       679      2,061      1,932
                                              ------    ------     ------     ------
Net Interest Income                           $  452    $  340     $1,218     $1,042
-------------------
Provision for Loan Losses                          -         -          -          -
-------------------------                     ------    ------     ------     ------

Net Interest Income After Provision
-----------------------------------
 for Loan Losses                              $  452    $  340     $1,218     $1,042
 ---------------                              ------    ------     ------     ------

Non-Interest Income
-------------------
  Initial service charges and other
     loan fees                                $   19    $   18     $   57     $   54
  Gain on sale of investments                      -         1         13          1
  Gain on sale of other real estate                2         -          2          -
  Other                                           38        40        112        114
                                              ------    ------     ------     ------

      Total Non-Interest Income               $   59    $   59     $  184     $  169
      -------------------------               ------    ------     ------     ------

Non-Interest Expense
--------------------
  Compensation to directors, officers, and
   employees                                  $  174    $  117     $  403     $  358
  Pension expense and other employee
   benefits                                        49        13         94         41
  Office properties and equipment expense
   including depreciation                         30        26         82         75
  Advertising                                     11         6         29         28
  Federal insurance premiums                      33        29         96         93
  Stationery, postage, and office supplies          16        17         43         45
  Checking account expense                        39        35        113        109
  Service bureau expense                          17        14         53         47
  SAIF special assessment                        351         -        351          -
  Other                                           64        33        149        113
  Loss on sale of other real estate                -         9          -          9
  Loss on sale of investments                      -         -          3          -
  Loss on sale of property held for
    investment                                     -         -          6          -
                                              ------    ------     ------     ------
      Total Non-Interest Expense              $  784    $  299     $1,422     $  918
      --------------------------              ------    ------     ------     ------

Income Before Income Taxes                    $ (273)   $  100     $  (20)    $  293
--------------------------
Income Tax Expense (Benefit)                     (568)       33       (479)        89
                                              ------    ------     ------     ------
Net Income (Loss)                             $  295    $   67     $  459     $  204
----------------                              ======    ======     ======     ======
Earnings per Share                            $  .36    $  N/A     $  .36     $  N/A
------------------                            ======    ======     ======     ======

See accompanying notes to consolidated financial statements.

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            -----------------------------------------------

                             (IN THOUSANDS)
                              -------------
                               (UNAUDITED)
                               -----------

                                                                                   Net
                                                                                Unrealized
                                                                                Gain (Loss)
                                            Additional   Unearned              on Securities
                                    Common    Paid-in      ESOP     Retained     Available
                                    Stock     Capital     Shares    Earnings     for Sale     Total
                                    ------  ----------   --------   --------   -------------  -----
Balance at December 31, 1995        $   -    $     -      $   -      $4,733      $ 17        $ 4,750
---------------------------
Net income                              -          -          -         459         -            459

Sale of common stock                    9      8,139          -           -         -          8,148

Cash dividends paid                     -          -          -         (81)        -            (81)

Issuance of shares to ESOP              -          -       (702)          -         -           (702)

Amortization of ESOP expense            -          5         36           -         -             41

Change in net unrealized gain (loss)
 on securities available for sale       -          -          -           -       (48)           (48)
                                    -----    -------      -----      ------      ----        -------
Balance at September 30, 1996       $   9    $ 8,144      $(666)     $5,111      $(31)       $12,567
----------------------------        =====    =======      =====      ======      ====        =======

See accompanying notes to consolidated financial statements.

                HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                -----------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                             (UNAUDITED)
                             -----------

                                                     Nine Months Ended
                                                      September 30,
                                                  ---------------------
                                                    1996         1995
                                                  -------       -------
                                                     (In thousands)
Cash Flows From Operating Activities
------------------------------------
  Net income                                          $    459       $    204
                                                      --------       --------
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities
    Depreciation                                      $     37       $     35
    Discount accretion/premium amortization-
      securities (net)                                       7             (1)
    Amortization of deferred loan origination fees         (36)           (36)
    Amortization of ESOP expense                            41              -
    Provision for loan losses                                -              -
    (Gain) loss on sale of investments                     (10)            (1)
    (Gain) loss on sale of property held
      for investment                                         6              -
    (Gain) loss on sale of other real estate                (2)             9
    (Increase) decrease in accrued interest receivable    (123)             8
    (Increase) decrease in prepaid expenses                (48)           (35)
    (Increase) decrease in prepaid income taxes             14             (3)
    Increase (decrease) in deferred income taxes          (454)            20
    (Increase) decrease in other assets                     28              -
    Increase (decrease) in accrued interest payable        (18)             5
    Increase (decrease) in other liabilities               375             (8)
                                                      --------        -------
    Total Adjustments                                 $   (183)       $    (7)
    -----------------                                 --------        -------
  Net Cash Provided by Operating Activities           $    276        $   197
  -----------------------------------------           --------        -------
Cash Flows From Investing Activities
------------------------------------
  Proceeds from maturities of investment securities
   and mortgage backed securities                     $  4,035        $ 3,420
  Principal payments on mortgage backed securities       1,036            671
  Net (increase) decrease in loans receivable           (4,209)        (6,464)
  Purchases of property and equipment                      (39)          (152)
  Purchase of investment securities - held-to-maturity  (4,685)          (150)
  Purchase of mortgage backed securities - held-
    to-maturity                                         (4,150)          (750)
  Purchase of investment securities - available-
    for-sale                                            (1,985)             -
  Purchase of mortgage backed securities -
    available-for-sale                                    (248)             -
  Proceeds from sale of investment securities -
    held to maturity                                         -             50
  Proceeds from sale of mortgage-backed securities -
   available-for-sale                                    4,015              -
  Purchase of Federal Home Loan Bank stock                 (24)            (5)
  Proceeds from the sale of property held for investment   112              -
  Proceeds from sale of other real estate                   63              4
  Purchase of Federal Reserve Bank stock                  (124)             -
                                                      --------        -------
  Net Cash Provided (Used) by Investing Activities    $ (6,203)       $(3,376)
  ------------------------------------------------    --------        -------
Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                 $ (2,950)       $   634
  Net increase (decrease) in mortgage escrow funds        (124)          (121)
  Sale of stock                                          7,446              -
  Dividends on common stock                                (81)             -
                                                      --------        -------
  Net Cash Provided (Used) by Financing Activities    $  4,291        $   513
  ------------------------------------------------    --------        -------
Net Increase (Decrease) in Cash and Cash Equivalents  $ (1,636)       $(2,666)
----------------------------------------------------  --------        -------
Cash and Cash Equivalents at Beginning of Period         5,244          6,238
                                                      --------        -------
Cash and Cash Equivalents at End of Period            $  3,608        $ 3,572
------------------------------------------            ========        =======
Supplemental Disclosures
------------------------
Cash Paid During the Period for:
  Interest                                            $  2,079        $  1,926
  Income taxes paid (refunded)                        $    (29)       $     73
Loans Transferred to Foreclosed Real Estate
  During Period                                       $     61        $     29
Schedule of Noncash Investing Activities:
----------------------------------------
  FHLB Stock Dividend                                 $      -        $      5

See accompanying notes to consolidated financial statements.    4

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------
                            (UNAUDITED)
                            -----------

                   SEPTEMBER 30, 1996 AND 1995
                   ---------------------------


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

2.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months and nine months ended September 30, 1996 and 1995 have been recorded. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Prior to the acquisition of the Association on June 28, 1996, and the Association's simultaneous conversion to the Bank, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than that of an organizational nature. Accordingly, the unaudited consolidated financial statements included herein reflect the operations of the Association only for periods prior to June 28, 1996.

3.  Principles of Consolidation
    ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank, and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank. All significant intercompany items have been eliminated.

4.  Earnings per Share
    ------------------

Earnings per share are based upon the weighted average number of common shares outstanding during the period. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. The weighted average number of shares used for the three months and nine months ended September 30, 1996 was 808,498. The Company completed its initial stock offering on June 28, 1996. Earnings per share for the nine months ended September 30, 1996 have been computed based upon net income for the period from July 1, 1996 to September 30, 1996. The effect on earnings per share for the period June 28, 1996 to June 30, 1996 is not considered significant.

As no common stock was outstanding during the three and nine months ended September 30, 1995, earnings per share information for those periods is not applicable.

5.  Dividends per Share
    -------------------

In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

6.  Employee Stock Ownership Plan
    -----------------------------

The Company has established the ESOP for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest, beginning December 31, 1996. The principal is to be repaid in equal installments, with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period. ESOP benefits expense recorded during the three months ended September 30, 1996 was $46,744.

7.  Director Retirement Plan
    ------------------------

In connection with the stock conversion of the Association to the Bank, the Board of Directors of the Association (now the Bank) has adopted a director retirement plan, effective December 31, 1995, for its directors who are members of the Board of Directors at some time on or after the plan's effective date. Under the plan, a bookkeeping account in each participant's name is credited with "Performance Units" according to the following formula: (i) 70 Performance Units for each full year of service as a director prior to 1996, plus (ii) 100 Performance Units for each full year of service as a director after 1995, with the value of each Performance Unit equal to the average fair market value of one share of the Company's common stock as of December 31st of each of the three years preceding the determination date (or such shorter period as to which trading information is available). Additional Performance Units are to be credited at the end of each year after 1995, based upon the amount of dividends paid on the Company's common stock. A participant's vested interest in Performance Units credited on the plan's effective date equals 50% if the participant serves on the Board for less than a year after 1995, 75% after the second year, and 100% after the third year. In the event a participant's service on the Board is terminated due to death or disability, the vested percentage becomes 100% regardless of the number of Years of service. Performance Units credited after the plan's effective date are fully vested at all times.

As Company stock was outstanding during the third quarter of 1996, a liability of $34,500 (and related expense) has been recognized in the financial statements as of September 30, 1996 based on the vested value of the interests in the director retirement plan as of that date.

8.  Deferred Income Tax Adjustment
    ------------------------------

Prior to the Association's decision to convert to a stock institution and national bank, the Association computed its income taxes allowing for the effect of the special bad debt deduction available to a savings and loan association under the Internal Revenue Code if certain conditions are met. In general, this special tax bad debt deduction represents the greater of amounts deducted based upon historical loss experience or 8% of taxable income. Based upon the Association's decision to convert to bank status, the law in effect at that time required that the entire amount of excess bad debt deductions referred to above would be restored to income, and taxes thereon would become due. As a result, income taxes totaling $450,000 were accrued in the Association's 1995 financial statements as a component of income tax expense. This accrual recognized a deferred liability for the tax effect of bad debt reserves not previously recorded (those arising before 1988).

During the third quarter of 1996, the Small Business Job Protection Act of 1996 (Small Business Act) was enacted into law. Under this law, for years beginning after 1995, thrift institutions (such as the Association) are required to recapture "excess bad debt reserves" over a six-year period. However, pre-1988 reserves are not included in these excess bad debt reserves. As the conversion of the Association to the Bank had not taken place as of December 31, 1995 (the effective date of the new law), the Bank was still a thrift institution as of that date. Therefore, it is the current judgment of management that, due to the change enacted by the Small Business Act, the pre-1988 reserves will not be required to be recaptured into taxable income. As a result, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the $450,000 increase in income taxes made during 1995 is being reversed during the current period as a change to income from continuing operations, leading to a $450,000 decrease in income tax expense and deferred income taxes as of September 30, 1996.

9.  SAIF Special Assessment
    -----------------------

On September 30, 1996, a bill was signed into law which requires financial institutions which are members of the Savings Association Insurance Fund (SAIF) to pay a special one-time assessment on insured deposits. Subsequent to that date, the Bank was informed that the amount of the special assessment to be paid by the Bank was approximately $351,000. This amount has been recorded on the financial statements as of and for the three months ended September 30, 1996 as a charge to expense and an increase in a corresponding liability.

10.  Regulatory Capital
     ------------------

The Bank is required to maintain certain levels of regulatory capital. At September 30, 1996, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

Item 2.  Management's Discussion and Analysis or Plan of
         Operations
         -----------------------------------------------

General
-------

The following discussion reviews the consolidated financial condition of Heartland Bancshares, Inc. (the "Company"), Heartland National Bank (the "Bank"), and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank, as of September 30, 1996 and December 31, 1995, and the results of operations for the three months and nine months ended September 30, 1996 and 1995.

As the completion of the conversion of First Federal Savings and Loan Association of Herrin (the "Association") to the Bank, and the simultaneous acquisition of the institution and issuance of stock by the Company took place on June 28, 1996, this discussion of financial condition and results of operations will relate to the Association (now the Bank) as pertains to operations before that date.

The business of the Bank has historically been to function as a financial intermediary, accepting deposits from the general public and investing these funds primarily in loans for one- to four-family residences located in the Bank's market area. To a lesser extent, the Bank engages in various forms of consumer and home equity lending and invests in mortgage-backed securities, U.S. Government and federal agency securities, municipal securities and interest-bearing deposits.

The Company is currently primarily investing the funds received from its issuance of common stock in mortgage-backed securities, U.S. Government and federal agency securities, municipal securities and interest-bearing deposits.

The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Bank's net earnings are also affected by the level of non-interest income, which primarily consists of fees and service charges, and by the level of its operating expenses and provisions for loan losses.

The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Bank's market area.

Liquidity and Capital Resources
-------------------------------

As a holding company, the Company conducts its business through its subsidiary, the Bank (previously the Association). The Bank's primary sources of funds are deposits and proceeds from maturing investment securities, maturing mortgage-backed and related securities and principal and interest payments on loans, investment securities and mortgage-backed and related securities. While maturities and scheduled amortization of investment securities, mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Bank uses its liquidity resources principally to fund the origination of loans, to purchase investment securities and mortgage-backed and related securities, to fund deposit withdrawals, to maintain liquidity, and to meet operating expenses. Management believes that its sources of funds will be adequate to meet the Bank's liquidity needs for the immediate future.

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At September 30, 1996 and December 31, 1995, the consolidated amounts of cash and cash equivalents totaled $3.6 million and $5.2 million, respectively.

Liquidity management is both a daily and long-term function of business management. The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with a consolidated aggregate market value of $5.0 million at September 30, 1996 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago ("FHLB"). At September 30, 1996, the Bank had no outstanding advances from the FHLB.

At September 30, 1996, the Bank had $621,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 1996, the Bank was in compliance with all regulatory capital requirements.

Financial Condition
-------------------

Total assets increased by $4.7 million, or 7.62%, from $61.3 million at December 31, 1995 to $66.0 million at September 30, 1996. The increase was due primarily to an infusion of capital of $8.1 million ($7.4 million net of ESOP funding) from the conversion of the Association to stock ownership and concurrent issue and sale of the Company's common stock. This was partially offset by a decrease in depositors' funds of $3.0 million from December 31, 1995 to September 30, 1996. This decrease is attributed to depositors' use of funds to purchase stock in the stock conversion.

The Bank's loan portfolio increased by $4.2 million, or 11.9%, from $35.1 million at December 31, 1995 to $39.2 million at September 30, 1996. The increase in loan activity during the period is attributed to increased loan marketing activities in the Bank's service area. The Bank's allowance for loan losses totaled $300,000 at September 30, 1996 and December 31, 1995.

Cash and cash equivalents totaled $3.6 million at September 30, 1996, compared to a total of $5.2 million at December 31, 1995. The $1.6 million decrease is primarily due to the investment of the Company and the Bank of a portion of the liquid assets in investment and mortgage-backed securities.

The Company's consolidated investment securities portfolio totaled $11.9 million at September 30, 1996, an increase of $2.6 million from $9.2 million at December 31, 1995. This increase was due to new purchases of investment securities in excess of maturities of such securities for the nine months ended September 30, 1996. The Company's mortgage-backed and related securities portfolio totaled $9.7 million as of September 30, 1996, a decrease of $738,000 from $10.5 million at December 31, 1995. This decrease was due to the sale of the institution's remaining collateralized mortgage obligations ("CMO's") during the first quarter of 1996, partially offset by the purchase of new mortgage-backed securities. During the nine months ended September 30, 1996, the institution's portfolio of investment securities and mortgage-backed and related securities classified as available for sale decreased capital by $48,000 (net of taxes) as a result of a decrease in the market value of such securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115.

Total liabilities decreased by $3.1 million, or 5.6%, from $56.6 million at December 31, 1995 to $53.4 million at September 30, 1996. Total deposits decreased by $2.9 million, or 5.3%, from $55.6 million at December 31, 1995 to $52.7 million at September 30, 1996. This decrease is primarily attributable to depositors' use of funds to purchase stock in the stock conversion.

Stockholders' equity increased by $7.8 million during the nine months ended September 30, 1996. This increase is primarily due to the issuance and sale of common stock with net proceeds of $7.4 million, as well as net income of $459,000 for the period.

Results of Operations
---------------------

Net Income. Net income was $295,000 for the three months ended September 30, 1996, as compared to $67,000 for the three months ended September 30, 1995. The increase of $228,000, or 340.3%, reflects an increase of $112,000, or 32.9%, in net interest income, and a $601,000 decrease in the provision for income taxes, particularly offset by an increase of $485,000 or 162.2%, in non-interest expense. The increase in net income was primarily due to increased investment income from securities purchased with proceeds from the stock issuance, increased expense due to a special $351,000 assessment from the SAIF, and decreased income tax expense due to the reversal of a 1995 tax accrual for the tax effect of a probable recapture of excess bad debt deductions.

Net income was $459,000 for the nine months ended September 30, 1996, as compared to $204,000 for the nine months ended September 30, 1995. The increase of $255,000, or 125.0%, reflects an increase of $176,000, or 16.9%, in net interest income, an increase of $15,000, or 8.9%, in non-interest income, an increase of $504,000, or 54.9%, in non-interest expense, and a $568,000 decrease in the provision for income taxes.

Net Interest Income. Net interest income increased $112,000, or 32.9%, to $452,000 for the three months ended September 30, 1996, as compared to $340,000 for the three months ended September 30, 1995. This increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 106.04% for the three months ended September 30, 1995 to 120.13% for the three months ended September 30, 1996, partially offset by a decrease in the net interest margin from 2.09% for the three months ended September 30, 1995 to 1.99% for the three months ended September 30, 1996. The increase in interest-earning assets is primarily due to the investment of the net proceeds from the stock conversion and stock offering.

Net interest income increased $176,000, or 16.9%, to $1.2 million for the nine months ended September 30, 1996, as compared to $1.0 million for the nine months ended September 30, 1995. This increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 106.49% for the nine months ended September 30, 1995 to 111.12% for the nine months ended September 30, 1996, partially offset by a decrease in the net interest margin from 2.16% for the nine months ended September 30, 1995 to 2.11% for the nine months ended September 30, 1996. Again, the increase is primarily due to the investment of the net proceeds from the stock conversion and stock offering during the second quarter of 1996.

Interest Income. Total interest income increased by $102,000, or 10.0%, to $1.1 million for the three months ended September 30, 1996 as compared to $1.0 million for the three months ended September 30, 1995. The increase in interest income is primarily the result of an increase of $6.8 million, or 11.8%, in average interest-earning assets from $57.1 million for the three months ended September 30, 1995 to $63.8 million for the three months ended September 30, 1996. This increase was primarily due to an increase of $5.9 million in the average balance of the loan portfolio during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 resulting from ongoing loan origination efforts, and the increase in interest-earning assets arising from proceeds from the stock conversion. The increase in interest income also reflects a decrease of 11 basis points in the average yield on interest-earning assets for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

Total interest income increased by $305,000, or 10.3%, to $3.3 million for the nine months ended September 30, 1996 as compared to $3.0 million for the nine months ended September 30, 1995.
The increase in interest income is primarily the result of an increase of $5.6 million, or 9.9%, in average interest-earning assets from $56.8 million for the nine months ended September 30, 1995 to $62.4 million for the nine months ended September 30, 1996. This increase was primarily due to an increase of $6.3 million in the average balance of the loan portfolio during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 resulting from increased loan origination efforts. The increase in interest income also reflects a 2 basis point increase in the average yield on interest-earning assets for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

Interest Expense. Interest expense decreased by $10,000, or 1.5%, to $669,000 for the three months ended September 30, 1996 as compared to $679,000 for the three months ended September 30, 1995. This decrease was primarily due to a decrease of $692,000 in the average balance of deposits from $53.8 million for the three months ended September 30, 1995 to $53.1 million for the three months ended September 30, 1996. This decrease was largely attributed to decreases in deposit accounts caused by customers using those deposit accounts to purchase the stock of the Company in the conversion. The decrease in the average balance of deposits was partially offset by a 1 basis point decrease in the average cost of deposits, from 5.05% for the three months ended September 30, 1995 to 5.04% for the three months ended September 30, 1996.

Interest expense increased by $129,000, or 6.7%, from $1.9 million for the nine months ended September 30, 1995 to $2.1 million for the nine months ended September 30, 1996. This increase was primarily due to an increase of $2.8 million in the average balance of deposits from $53.3 million for the nine months ended September 30, 1995 to $56.1 million for the nine months ended September 30, 1996. This increase was predominantly due to increases in deposit accounts by customers depositing funds in those accounts to purchase Company stock during the second quarter of 1996. The increase in interest expense also reflected a 7 basis point increase in the average cost of deposits, from 4.83% for the nine months ended September 30, 1995 to 4.90% for the nine months ended September 30, 1996.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. There was no additional provision for loan losses made during the three months ended September 30, 1996 and 1995, or for the nine months ended September 30, 1996 and 1995. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

Non-Interest Income. Non-interest income remained essentially level at $59,000 for the three months ended September 30, 1995 and the three months ended September 30, 1996.

Non-interest income increased $15,000, or 8.9%, from $169,000 for the nine months ended September 30, 1995 to $184,000 for the nine months ended September 30, 1996. This increase was primarily due to realized gains on the sale of investments during the first quarter of 1996.

Non-Interest Expense. Non-interest expense increased $485,000, or 162.2%, from $299,000 for the three months ended September 30, 1995 to $784,000 for the three months ended September 30, 1996. The increase was primarily due to the special SAIF assessment of $351,000. The FDIC operates two deposit insurance funds: the Bank Insurance Fund ("BIF") which generally insures the deposits of commercial banks and the SAIF which generally insures the deposits of savings associations. Since the Bank was originally chartered as a savings association, its deposits are insured by the SAIF rather than the BIF. Because the reserves of the SAIF have been below statutorily required minimums, institutions with SAIF-assessable deposits, like the Bank, have been required to pay substantially higher deposit insurance premiums than institutions with deposits insured by the BIF for the past several semi-annual periods. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995.

The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

The Deposit Insurance Funds Act of 1996 provides that the BIF and the SAIF will be merged into a single Deposit Insurance Fund effective December 31, 1999 but only if there are no insured savings associations on that date. The legislation directs the Department of Treasury to make recommendations to Congress by March 31, 1997 for the establishment of a single charter for banks and thrifts. The Company cannot predict what the effect of this legislation will be on the Bank.

The Bank also experienced a $93,000 increase in compensation and employee benefits expense primarily as a result of recognition of expense related to the ESOP and director retirement plans, and net increases of $41,000 in various other expense items.

Non-interest expense increased $504,000, or 54.9%, from $918,000 for the nine months ended September 30, 1995 to $1.4 million for the nine months ended September 30, 1996. The increase was primarily due to the special SAIF assessment of $351,000, a $98,000 increase in compensation and employee benefits expense primarily due to the recognition of expense related to the ESOP and director retirement plans, and net increases of $55,000 in various other expense items.

Income Tax Expense. Income tax expense was $(568,000) for the three months ended September 30, 1996 as compared with $33,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, income tax expense was $(479,000), as compared to $89,000 for the nine months ended September 30, 1995. The large decreases in income tax expense are primarily the result of the $450,000 reversal in the current quarter of a 1995 addition to deferred tax expense. This prior year addition related to the expected recapture into taxable income of excess bad debt deductions upon the completion of the conversion from thrift institution to bank. With the enactment of the new Small Business Job Protection Act of 1996, management believes that the pre-1988 excess bad debt deductions which gave rise to the original deferred tax addition will not be required to be recaptured. Therefore, in accordance with SFAS No. 109, "Accounting for Income Taxes", the effects of the change in the tax law are being reflected in the financial statements in the period of the law's enactment. The other major component of the reduction in income tax expense for both the three month and nine month periods ended September 30, 1996 is the reduction of taxable income caused by the imposition of the special SAIF assessment of $351,000.

Impact of Inflation and Changing Prices

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

Impact of New Accounting Standards

Accounting for the Impairment of Long-Lived Assets. In March, 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, under the criteria of the statement, an asset is impaired, an impairment loss is recognized. SFAS No. 121 is effective for fiscal years ending after December 15, 1995. The Bank has adopted the provisions of the statement effective for the year ending December 31, 1996. The adoption of SFAS No. 121 did not have a material effect on the Bank's financial position or operating results.

Accounting for Mortgage Servicing Rights. In May, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans, and no cost should be allocated to the mortgage servicing rights. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS No. 122 is prohibited. The Bank has adopted the provision of the statement for the year ending December 31, 1996. The adoption of SFAS No. 122 did not have a material effect on the Bank's financial position or operating results.

Accounting for Transfers and Servicing of Financial Assets. In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished.
Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt the provisions of the statement at that time. The management of the Company does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

                   PART II.  OTHER INFORMATION
                             -----------------

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         None.

         The following exhibits are filed as a part of this report:

         Exhibit 27   Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  HEARTLAND BANCSHARES, INC.


Date:  November 12, 1996  By: /s/ Roger O. Hileman
                              -------------------------------
                              Roger O. Hileman
                              (Principal Executive, Accounting
                              and Financial Officer)
                                                              15