Form 10KSB40
period 1996-12-31
HEARTLAND BANCSHARES INC
filed 1997-03-31
CIK 1007002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------     --------------

                           Commission File No. 0-28442

                           HEARTLAND BANCSHARES, INC.
                         -----------------------------
                 (Name of small business issuer in its charter)

         Illinois                                             37-1356594
---------------------------------                        ----------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)

 318 South Park Avenue, Herrin, Illinois                      62948-3604
----------------------------------------                    --------------
(Address of principal executive offices)                      (Zip Code)

         Issuer's telephone number, including area code: (618) 942-7373
                                                         --------------

                              Securities registered
                     pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

Check here if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1996 were $4,629,000.

Based on the most recent sale of the common stock at a price of $15.25 per share, the aggregate market value of the voting stock held by non-affiliates on March 17, 1997 was $9,048,206. For purposes of this calculation, it is assumed that directors, officers, the Company's Employee Stock Ownership Plan and the Company's Management Recognition Plan are affiliates. On such date, 876,875 shares of the common stock were issued and 876,875 shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ _ ] No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of Proxy Statement for 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

General

         The Company. Heartland Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Illinois in January 1996 at the direction of the Board of Directors of the First Federal Savings and Loan Association of Herrin (the "Association") for the purpose of serving first as a savings institution holding company for the Association upon its conversion from mutual to stock form (the "Conversion"), and then as a bank holding company upon the subsequent conversion of the Association to a national bank (the "Bank Conversion") known as Heartland National Bank (the "Bank"). On June 28, 1996, the Conversion and the Bank Conversion were consummated and the Company completed its initial public offering of its common stock. A total of 876,875 shares were sold at $10.00 per share. Net proceeds from the offering, after deducting expenses and the funds necessary to fund the Company's employee stock ownership plan ("ESOP"), amounted to approximately $7.4 million. Unless otherwise stated herein, references to the Bank refer to the Bank and its predecessor, the Association. The Company is registered with and subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA").

         The Company's principal business is overseeing the business of the Bank and investing the portion of the net proceeds from its initial public offering retained by it. The Company has no significant assets other than its investment in the Bank, a loan to the ESOP and certain cash and cash equivalents and investment securities. Accordingly, the information set forth herein, relates primarily to the Bank. At December 31, 1996, the Company had consolidated total assets of $65.9 million, deposits of $52.8 million and stockholders' equity of $12.6 million.

         The Company's executive offices are located at 318 South Park Avenue, Herrin, Illinois 62948-3604, and its main telephone number is (618) 942-7373.

         The Bank. The principal business of the Bank historically has consisted of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on single-family residences in its market area. At December 31, 1996, one- to four-family residential mortgage loans comprised 78.82% of the Bank's total loan portfolio. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed and related securities and investment securities and noninterest income. Funds for these activities are provided principally by operating revenues, deposits, and repayments of outstanding loans and mortgage-backed and related securities.

         The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") up to the applicable limits for each depositor. The Bank is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). This regulation is intended primarily for the protection of depositors. The Bank is a member of the Federal Reserve Bank of St. Louis and the Federal Home Loan Bank of Chicago.

Recent Developments

         SAIF Assessment. During the quarter ended September 30, 1996, the Company incurred a charge of $351,000 as the result of the imposition of a special assessment by the FDIC to recapitalize the SAIF. The FDIC operates two deposit insurance funds: the Bank Insurance Fund ("BIF") which generally insures the deposits of commercial banks and the SAIF which generally insures the deposits of savings associations. Since the Bank was originally chartered as a savings association, its deposits are insured by the SAIF rather than the BIF. Because the reserves of the SAIF have been below statutorily required minimums, institutions with SAIF-assessable deposits, like the Bank, have been required to pay substantially higher deposit insurance premiums than institutions with deposits insured by the BIF for the past several semi-annual periods. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995.

         The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for institutions in the lowest risk assessment classification would be reduced to zero and institutions in the highest risk assessment classification will be assessed at the rate of 27 basis points. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

         Bad Debt Recapture. Prior to the Association's decision to convert to a stock institution and national bank, the Association computed its income taxes allowing for the effect of the favorable bad debt deduction available to a savings and loan association under the Internal Revenue Code if certain conditions are met. Based upon the Association's decision to convert to bank status, the law in effect at that time required that the entire amount of excess bad debt deductions referred to above be restored to income, and taxes thereon became due. As a result, income taxes totaling $450,000 were accrued in the year ended December 31, 1995 as a component of income tax expense. This accrual recognized a deferred liability for the tax effect of bad debt reserves not previously recorded (those arising before 1988).

         During the third quarter of 1996, the Small Business Job Protection Act of 1996 (Small Business Act) was enacted into law. Under this law, for years beginning after 1995, thrift institutions (such as the Association) are required to recapture "excess bad debt reserves" over a six-year period. However, pre-1988 reserves are not included in these excess bad debt reserves. As the Bank Conversion had not taken place as of December 31, 1995 (the effective date of the new law), the Bank was still a thrift institution as of that date. Therefore, it is the current judgment of management that, due to the change enacted by the Small Business Act, the pre-1988 reserves will not be required to be recaptured into taxable income. As a result, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the $450,000 increase in income taxes made during 1995 was reversed during the quarter ended September 30, 1996 as a change to income from continuing operations, leading to a $450,000 decrease in income tax expense and deferred income taxes as of September 30, 1996.

Lending Activities

         General. The Bank's gross loan portfolio totaled $42.1 million at December 31, 1996, representing 63.97% of the Company's total assets at that date. It is the Bank's policy to concentrate its lending within the counties of Williamson, Jackson and Franklin located in southeastern Illinois. At December 31, 1996, $33.2 million, or 78.9%, of the Bank's total loan portfolio, consisted of one- to four-family, residential mortgage loans. At December 31, 1996, other loans secured by real estate included multi-family residential real estate loans, which amounted to $1.5 million, or 3.6%, of the Bank's total loan portfolio, church loans, which amounted to $1.9 million, or 4.5%, of the Bank's total loan portfolio, commercial real estate loans which amounted to $2.6 million, or 6.3%, of the Bank's total loan portfolio and construction loans which amounted to $1.0 million, or 2.4%, of the Bank's gross loan portfolio.

         The Bank also is active in the origination of consumer loans, which primarily consist of loans secured by savings deposits, home improvement loans and automobile loans. Consumer loans amounted to $1.9 million, or 4.5% of the Bank's total loan portfolio, at December 31, 1996.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1996, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.



                                                                        At December 31,
                                                     ---------------------------------------------------
                                                                1996                    1995
                                                     ----------------------     ------------------------
                                                     Amount        %           Amount        %
                                                     ------      ----          ------       ----
                                                                 (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
   One- to four-family residential .............     $      33,208     78.82%  $     29,890     82.21%
   Multi-family residential ....................             1,520      3.61          1,257      3.46
   Construction ................................             1,010      2.40          1,404      3.86
   Church ......................................             1,875      4.45          1,705      4.68
   Commercial ..................................             2,633      6.25            766      2.11
                                                     -------------   -------  -------------    -------
     Total real estate loans ...................            40,246     95.53         35,022     96.32
                                                     -------------   -------  -------------    -------

Consumer loans:
   Automobiles .................................               346       .82            236      0.65
   Savings account .............................               503      1.20            524      1.44
   Home improvement ............................               490      1.16            249      0.68
   Other .......................................               545      1.29            329      0.91
                                                     -------------   -------  -------------    -------
      Total consumer loans .....................             1,884      4.47          1,338      3.68
                                                     -------------   -------  -------------    -------

      Total gross loans ........................            42,130    100.00%        36,360    100.00%
                                                     -------------   =======  -------------    =======

Less:
   Loans in process ............................               267                      873
   Deferred service charge .....................                97                      127
   Allowance for loan losses ...................               300                      300
                                                     -------------            -------------
      Total ....................................     $      41,466             $     35,060
                                                     =============            =============


         In connection with the Bank Conversion, the Bank reclassified certain loans to enable the Bank to better comply with regulatory reporting requirements and to assist in management's analysis of the loan portfolio. The primary effect of those efforts was to increase the balance of the Bank's commercial real estate portfolio at December 31, 1996 as compared to December 31, 1995. No new commercial real estate loans were originated during the year ended December 31, 1996.

Loan Maturity Schedule

         The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.



                                                               Due after
                                       Due during the          1 through          Due after
                                       year ending           5 years after      5 years after
                                       December 31,          December 31,       December 31,
                                           1997                   1996              1996            Total
                                       -------------         ---------------    -------------       -----
                                                             (In thousands)

One- to four-family residential ...     $     4,947           $     9,363       $    18,898      $    33,208
Multi-family residential ..........             112                   204             1,204            1,520
Construction ......................           1,010                    --                --            1,010
Church ............................              --                   280             1,595            1,875
Commercial ........................              --                   304             2,329            2,633
Consumer ..........................             337                   850               697            1,884
                                        -----------           -----------       -----------      -----------
     Total ........................     $     6,406           $    11,001       $    24,723      $    42,130
                                        ===========           ===========       ===========      ===========



         The next table sets forth at December 31, 1996, the dollar amount of all loans due one year or more after December 31, 1996 which have predetermined interest rates and have floating or adjustable interest rates.



                                                                    Predetermined           Floating or
                                                                          Rate           Adjustable Rates
                                                                    ----------------     ----------------
                                                                                 (In thousands)

One- to four-family residential ................................    $         19,307      $        8,954
Multi-family residential .......................................               1,204                 204
Construction ...................................................                  --                  --
Church .........................................................               1,595                 280
Commercial .....................................................               2,329                 304
Consumer .......................................................               1,547                  --
                                                                    ----------------      --------------
     Total .....................................................    $         25,982      $        9,742
                                                                    ================      ==============

        Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

        Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.

        The following table sets forth certain information with respect to the Bank's loan originations for the periods indicated. There were no loans purchased or sold during the periods indicated.



                                                              Year Ended December 31,
                                                            ---------------------------
                                                               1996                1995
                                                               ----                ----
                                                                     (In thousands)
Loans originated:
   Real estate loans:
      One- to four-family residential ..................    $         9,534     $        8,315
      Multi-family residential .........................                431                231
      Construction .....................................              2,599              2,429
      Church ...........................................                835              1,211
      Commercial .......................................                 --                279
   Consumer loans ......................................              1,710              1,236
                                                            ---------------     --------------

       Total loans originated ..........................    $        15,109     $       13,701
                                                            ===============     ==============


         The Bank's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers, as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan officers. All of the Bank's loan officers are salaried, and the Bank does not compensate loan officers on a commission basis for loans originated. Loan applications are accepted at each of the Bank's offices.

         Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by appraisers approved by the Bank's Board of Directors. All residential real estate loans and all consumer loans in excess of an individual loan officer's approval authority must be approved by the Bank's Loan Committee, which consists of the President of the Bank and two other directors. All multi-family real estate loans and commercial real estate loans must be approved by the full Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

         Currently, applications for fixed-rate, single-family real estate loans are underwritten and documented in accordance with the standards of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). Prior to October 1994, however, the Bank did not use FHLMC and FNMA documents to close its loans. It is the Bank's policy to record a lien on the real estate securing the loan and to obtain title insurance or a lawyer's opinion of title which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. Earthquake insurance is also required on all real estate loans except land loans. Mine subsidence insurance is also required when the property securing the loan is located in an area that has been determined to be undermined. Upon receipt of a loan application from a prospective borrower, a credit report generally is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Bank.

         Federal regulations require that all appraisals performed in connection with federally related transactions must be performed by state-certified or state-licensed appraisers. Federally related transactions are defined to include real estate-related financial transactions which the OCC regulates, and would include mortgages made by the Bank. Appraisals by state-certified appraisers will be required for all such transactions having a value of $1.0 million or more. The OCC is authorized to determine other circumstances in which appraisals must be performed by state-certified appraisers. The OCC has adopted regulations requiring that all real estate-related financial transactions engaged in by national banks having a transaction value of $250,000 or more, other than those involving appraisals of one- to four-family residential properties, require an appraisal performed by a state-certified appraiser. One- to four-family residential property financing may require an appraisal by a state-certified appraiser if the amount involved exceeds $1.0 million or the financing involves a "complex" one- to four-family property appraisal. Exceptions are made for financings in which the transaction value is $250,000 or less or when the lien is not necessary security. Illinois currently has a certification program in effect. It is the policy of the Bank that appraisals be obtained in connection with all loans for the purchase of real estate or to refinance real estate loans where the existing mortgage is held by a party other than the Bank.

         The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is 90% or greater of the appraised value of the property. The Bank will make a single-family residential mortgage loan with a loan-to-value ratio of up to 95% and to require private mortgage insurance for loan amounts in excess of 80%. The maximum loan-to-value ratio permitted on land loans is 50%. The Bank generally limits the loan-to-value ratio on commercial and multi-family real estate mortgage loans to 70%.

         Under applicable law, with certain limited exceptions, loans and extensions of credit by a national bank to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. The Bank's loans to one borrower were limited to $1.4 million at December 31, 1996. At December 31, 1996, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 1996, the Bank's largest loan was a $548,000 loan to a local church and the Bank's next five largest loans ranged from $250,000 to $518,000. All six loans were current and continued to perform in accordance with their terms at December 31, 1996.

         Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         One- to Four-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of one- to four-family, residential real estate loans in its primary market area. At December 31, 1996, one- to four-family, residential mortgage loans, totaled $33.2 million, or 78.9%, of the Bank's total loan portfolio.

         The Bank originates both fixed rate and adjustable rate mortgage loans. The Bank offers fixed rate mortgage loans with terms of up to 20 years. The Bank originates one and three-year adjustable rate loans with terms of up to 30 years. Since October 1994, the adjustable rate loans originated by the Bank are indexed to the one or three-year Treasury Bill rate, adjusted for constant maturity. Approximately $10.6 million of the Bank's adjustable rate loans at December 31, 1996 were tied to this index. Rate adjustments on one-year adjustable rate loans are limited to a maximum of two percentage points per adjustment and six percentage points over the life of the loan. Rate adjustments on three-year adjustable rate loans are limited to a maximum of three percentage points per adjustment and six percentage points over the life of the loan.

         Adjustable rate loans originated prior to October 1994 were indexed to the FHLB Average Interest Rate Paid on Previously Occupied Homes. Changes in this index generally lag changes in other indices. Interest rates on such loans are not adjusted based upon an increment over such rate but adjust based upon the changes in such rate, subject to floors and ceilings on the rate. As of December 31, 1996, approximately $5.0 million of the Bank's adjustable rate loans had been originated in accordance with these terms.

         The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate and short-term or callable fixed-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate mortgages will adjust sufficiently to compensate for increases in the Bank's cost of funds.

         Multi-Family and Commercial Real Estate Lending. The Bank's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. The Bank's commercial real estate loan portfolio consists primarily of loans to finance the acquisition of small retail establishments and distribution centers. Such loans generally range in size from $70,000 to $300,000. At December 31, 1996, the Bank had $1.5 million of multi-family residential loans and $2.6 million of commercial real estate loans, which amounted to 3.6% and 6.3%, respectively, of the Bank's total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 70% of the lesser of the appraised value or the purchase price of the property. Such loans generally are made either on a fixed rate or adjustable rate basis at a rate approximately 0.5% higher than the rate charged on one-to four-family residential loans. Generally, such loans are made for ten year terms and may provide for a balloon payment at the end of such term. Because of the inherently greater risk involved in this type of lending, the Bank generally limits its multi-family and commercial real estate lending to borrowers within its market area with which it has had prior experience.

         Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise well known to the Bank. It has been the Bank's policy to obtain annual financial statements of the project for which commercial and multi-family residential real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

         Church Lending. The Bank's loan portfolio includes a number of real estate loans made to finance the construction or acquisition of church properties located in the Bank's market area. At December 31, 1996, the Bank had seven church loans aggregating approximately $1.9 million, the largest of which had a balance outstanding of $548,000. Such loans are generally originated on a fixed rate basis at a rate approximately 0.5% higher than the fixed rate charged on one- to four-family residential real estate loans. The maximum term on church loans is generally 15 years.

         Construction Lending. On a limited basis, the Bank also offers construction loans to qualified borrowers for construction of single-family residences in the Bank's market area. Typically, the Bank limits its construction lending to individuals who are building their primary residences or to a limited number of local builders with whom the Bank has substantial experience for the construction of a maximum of two one- to four-family residential properties. These loans generally provide for a six-month construction period with only interest being paid during such time and convert to a permanent loan at the end of the construction period. Construction loans are underwritten in accordance with the same standards as the Bank's mortgages on existing properties. Construction loans generally have a maximum loan-to-value ratio of 80% of the appraised value of the property on an "as completed basis." Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

         Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At December 31, 1996, construction loans amounted to $1.0 million, or 2.4%, of the Bank's loan portfolio.

         Consumer Lending. The consumer loans originated by the Bank include loans secured by savings deposits, home improvement loans, automobile loans, home equity loans and unsecured loans. At December 31, 1996, consumer loans totaled $1.9 million, or 4.5%, of the Bank's total loan portfolio.

         Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 90% of the dealer's invoice plus destination and local charges, or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association. New cars are financed for a period of up to five years, while used cars are financed for up to four years depending on the age of the vehicle. Collision insurance is required for all automobile loans. At December 31, 1996, automobile loans totaled $346,000.

         Home improvement loans generally are made on the security of residences on which the Bank holds the first mortgage. The maximum size of home improvement loans is 80% of the "as completed" appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years. The Bank also participates in the Federal Housing Authority ("FHA") Title I Home Improvement loan program. Such loans must be to finance only certain types of improvements up to a maximum loan size of $7,500. The FHA guarantees 90% of the principal amount of each such loan. Home improvement loans generally are made on a fixed-rate basis. At December 31, 1996, home improvement loans amounted to $490,000.

         The Bank makes deposit account loans for up to 90% of the depositor's deposit account balance. The interest rate is normally 2% above the rate paid on the deposit account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 1996, loans on deposit accounts totaled $503,000, or 1.2%, of the Bank's total loan portfolio.

         Consumer lending affords the Bank the opportunity to earn yields higher than those obtainable on single-family residential lending or agricultural lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer and credit card loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

         Loan Fees and Servicing. In addition to interest earned on loans, the Bank receives fees in connection with late payments and for miscellaneous services related to its loans. Due to competition from other lenders in its Market Area, the Bank does not charge fees in connection with loan originations, modifications or extensions. The Bank generally does not service loans for others and has earned minimal income from this activity.

         Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. All loans originated since October 1994 provide that a late fee of 5% of principal and interest due will be due after a payment is 15 days delinquent. Loans originated prior to October 1994 provided that no late fee would be assessed until a payment was 40 days or more delinquent, at which time a late fee was assessed equal to 5% of principal and interest. As a matter of policy, the Bank will contact the borrower after a payment is 45 days delinquent. Computer generated notices are sent out prior to this time. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed.

         Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Consolidated Financial Statements.

         Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is recorded at the lower of cost or its fair value less estimated selling costs. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. There were no loans accruing which are contractually past due 90 days or more or restructured loans within the meaning of SFAS No. 15.

                                                                    At December 31,
                                                            ------------------------------
                                                             1996                  1995
                                                            ------                ------
                                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
   Real estate:
      One- to four-family residential .................     $       383         $      481
      Multi-family residential ........................              88                 --
      Church ..........................................              --                 --
      Commercial ......................................              --                 --
   Commercial .........................................              --                 --
   Consumer ...........................................              22                 89
                                                            -----------         ----------
      Total ...........................................     $       493         $      570
                                                            ===========         ==========

Accruing loans which are contractually
   past due 90 days or more:
   Real estate:
      Residential .....................................     $        --         $       --
      Commercial ......................................              --                 --
   Consumer ...........................................              --                 --
                                                            -----------         ----------
      Total ...........................................     $        --         $       --
                                                            ===========         ==========

      Total nonperforming loans .......................     $       493         $      570
                                                            ===========         ==========

Percentage of total loans .............................            1.19%              1.63%
                                                            ===========         ==========

Other nonperforming assets (2) ........................     $       133         $       --
                                                            ===========         ==========

-------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets represents property acquired by the Bank through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.


         At December 31, 1996, nonaccrual loans amounted to $493,000 as compared to $570,000 at December 31, 1995. The residential nonaccrual loans consisted of ten single family home loans with outstanding balances at December 31, 1996, ranging from $3,000 to $64,000. Consumer nonaccrual loans at December 31, 1996 were $22,000 as compared to $89,000 at December 31, 1995. The decrease in total nonaccrual loans was due to increased collection efforts. The nonaccrual multi-family residential balance consists of one building in Murphysboro, Illinois.

         During the year ended December 31, 1996, gross interest income of $16,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. There were no restructured loans during the periods.

         There were no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

         Real estate acquired through foreclosure is initially recorded at the lower of cost (net loan receivable balance at date of foreclosure) or fair value less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At December 31, 1996, the Bank had $133,000 in real estate owned, consisting of two single-family residences and three building lots.

         Federal regulations require national banks to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a national bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a national bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a national bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a bank's classifications. If a bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Manager of the OCC. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1996, the Bank had $631,000 in classified assets, which consisted of $626,000 in assets classified as substandard, no assets classified as doubtful and $5,000 in assets classified as loss.

         Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. During the year ended December 31, 1996, the Bank made a $5,000 provision to the allowance for loan losses on the basis of management's assessment of the level of risk in the loan portfolio. Among other factors, management believed that this increase was warranted because of charges made against the reserve during 1996 as well as the additional risks posed by the increase in the Bank's church, commercial real estate and consumer loan portfolios.

         Management will continue to actively monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Assets reviewed include nonaccrual loans, accruing loans 90 days or more delinquent, loans modified in troubled debt restructurings and real estate owned, as well as any additional classified loans or loans not falling within any of the above categories but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with loan repayment terms and may result in disclosure of the loans as nonaccrual, 90 days past due or restructured. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession or at the date the Bank determines a property is an "in-substance foreclosed" property, the Bank would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

         OCC policy requires maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) up to 60% of the portfolio that is classified doubtful; (ii) up to 25% of the portfolio that is classified as substandard; and
(iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. There were $5,000 of loans charged off during 1996.

                                                              Year Ended December 31,
                                                            --------------------------
                                                               1996            1995
                                                            ----------      -----------
                                                                (Dollars in thousands)
Balance at beginning of period .........................     $      300      $      100
Charge-offs ............................................            (5)              --
Provision for loan losses ..............................             5              200
                                                            ----------      -----------
Balance at end of period ...............................    $      300      $       300
                                                            ==========      ===========
Ratio of net charge-offs to average
   loans outstanding during the period .................           .01%               0%
                                                            ==========      ===========

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                                             At December 31,
                                                    ----------------------------------------------------------
                                                                1996                           1995
                                                    ----------------------------     -------------------------
                                                                     Percent of                   Percent of
                                                                      Loans in                     Loans in
                                                                    Category to                  Category to
                                                     Amount         Total Loans   Amount         Total Loans
                                                     ------         -----------   ------         -----------
                                                                      (Dollars in thousands)
Real estate - mortgage:
   One- to four-family residential                   $     237         78.82%     $   247            82.21%
   Multi-family residential                                 11          3.61           10             3.46
   Construction                                              7          2.40           12             3.86
   Church                                                   13          4.45           14             4.68
   Commercial                                               19          6.25            6             2.11
Consumer                                                    13          4.47           11             3.68
                                                     ---------        -------     -------          -------
     Total allowance for loan losses                 $     300        100.00%     $   300          100.00%
                                                     =========        =======     =======          =======



Investment Activities

         The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Chicago, mortgage-backed and related securities, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB and Federal Reserve Bank stock and a minimum amount of liquid assets which may be invested in cash and specified securities.

         The investment policy of the Company and the Bank currently allows for investment in various types of mortgage-backed and related securities, liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Chicago, certificates of deposit or bankers' acceptances at other federally insured depository institutions subject to certain limitations, and obligations of states and political subdivisions. Generally, the objectives of the Bank's investment policy are to: (i) maximize returns; (ii) provide and maintain liquidity within the guidelines of OCC regulations; (iii) maintain a balance of high-quality, diversified investments to minimize risk; (iv) provide collateral for pledging requirements; (v) serve as a counter-cyclical balance to the loan portfolio; (vi) manage interest rate risk; and (vii) to insure compliance with all regulatory requirements. In accordance with the investment policy, at December 31, 1996, the Company and the Bank had investments in U.S. Government and agency notes, obligations of state and political subdivisions, interest-earning deposits and certificates of deposit and FHLB of Chicago stock and Federal Reserve Board stock.

         In connection with its adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, the Bank classified all investment securities and mortgage-backed securities as held to maturity. Subsequent to January 1, 1994, the Bank's purchased $4.1 million of mortgage-backed securities which were classified as available for sale. During December 1995, the Bank transferred mortgage-backed securities previously classified as held to maturity into the available for sale category. The amortized cost of these securities was $4.0 million. During 1996, these securities were sold for gross proceeds of $4.0 million. In addition, during 1995, a $100,000 U.S. Treasury note held by the Bank's subsidiary was transferred from held to maturity to available for sale. As of December 31, 1996, investment securities available for sale had an amortized cost of $2.1 million and an aggregate market value of $2.1 million, while mortgage-backed securities available for sale had an amortized cost of $2.9 million and an aggregate market value of $2.8 million. The aggregate impact on retained earnings of the implementation of SFAS No. 115 was an after-tax decrease of $15,000 as of December 31, 1996.

         Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

         Mortgage-related securities are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

         Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash flows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk.

         The Bank's mortgage-backed and related securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed and related securities. The Bank makes such investments in order to manage cash flow, diversify assets and obtain yield.

         Collateralized Mortgage Obligations. During the fiscal year ended December 31, 1994, the Bank's previous chief executive officer purchased $4.0 million of collateralized mortgage obligations. Such investments provided no cash flow from principal redemption to the Bank and did not mature during the period from December 1994 to August 1995. As a result, the Bank experienced short-term liquidity and cash flow problems through mid-1995. Additionally, these investments have resulted in reduced interest income for the Bank, when compared to the yield which likely would have been earned from investing such funds in residential mortgage loans, thereby negatively affecting the Bank's net interest income and net income. In the first quarter of fiscal 1996, these investments were sold for total proceeds of $4.0 million resulting in a gross realized gain of $11,000. No new CMOs were purchased during 1996.

         The following table sets forth the carrying value of the Company's investments on a consolidated basis at the dates indicated.

                                                                    At December 31,
                                                            ---------------------------------
                                                                 1996               1995
                                                            --------------      -------------
                                                                     (In thousands)
Securities available for sale (1):
   U.S. Government and agency and
     municipal securities................................   $     2,108         $       102
   Collateral mortgage obligations.......................            --               4,054
   Mortgage-backed securities............................         2,814               3,281

Securities held to maturity:
   U.S. government and agency and
     municipal securities................................         9,030               9,120
   Mortgage-backed securities............................         6,663               3,128
                                                            -----------         -----------
      Total investment securities........................        20,615              19,685

Cash and cash equivalents................................           658               2,581
Certificates of deposit..................................           293                 981
FHLB and FRB stock.......................................           489                 342
                                                            -----------         -----------
      Total investments..................................   $    22,055         $    23,589
                                                            ===========         ===========

--------------
(1)     The carrying value of securities available for sale is the market value.

         The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment and mortgage-backed securities portfolio at December 31, 1996.


                                       One Year or Less       One to Five Years       Five to Ten Years     More than Ten Year
                                     ------------------     -------------------     ---------------------  -------------------
                                     Carrying   Average     Carrying    Average     Carrying    Average    Carrying    Average
                                      Value      Yield       Value       Yield       Value       Yield      Value       Yield
                                     --------   -------     --------    -------     --------    -------    --------    -------
                                                                                    (Dollars in thousands)
Securities available for sale:
   U.S. government, agency and
     municipal securities .......    $     100    6.88%    $   1,756      6.38%     $    252      7.35%     $    --       -- %
   Mortgage-backed securities ...           --      --         1,620      6.88            --        --        1,194     6.26

Securities held to maturity:
   U.S. government and agency
      and municipal securities ..        2,410    4.64         6,300      5.63           260      5.16           60     5.60
   Mortgage-backed securities ...           --      --         2,444      5.75         1,459      6.40        2,760     6.51
                                     ---------              --------                --------               --------
      Total .....................    $   2,510    4.73%     $ 12,120      5.93%     $  1,971      6.36%    $  4,014     6.42%
                                     =========              ========                ========               ========
                                            Total Investment Portfolio
                                          -----------------------------
                                          Carrying   Market   Average
                                           Value     Value     Yield
                                          --------   -----    -------
Securities available for sale:
   U.S. government, agency and
     municipal securities .......         $  2,108  $ 2,108    6.52%
   Mortgage-backed securities ...            2,814    2,814    6.62

Securities held to maturity:
   U.S. government and agency
      and municipal securities ..            9,030    9,038    5.35
   Mortgage-backed securities ...            6,663    6,528    6.21
                                          --------  -------

      Total .....................         $20,615   $20,488    5.92%
                                          ========  =======

Deposit Activity and Other Sources of Funds

         General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed and related securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes.

         Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from 90 days to four years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Bank does not accept brokered deposits.

         The Bank competes for deposits with other institutions in its market areas by offering deposit instruments that are competitively priced and by providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers' needs. Substantially all of the Bank's depositors are Illinois residents.

         Savings deposits in the Company on a consolidated basis at December 31, 1996 were represented by the various types of savings programs described below.


 Interest       Minimum                                                    Minimum        Balances    Percentage of
  Rate           Term                     Category                         Amount      in Thousands   Total Savings
 --------       -------                   --------                         -------     ------------   -------------

 N/A           None                 Non-interest bearing accounts              N/A     $        248          .47%
3.84%          None                 Passbook accounts                     $  10.00            6,649        12.58
3.04           None                 NOW accounts                             50.00            8,912        16.87
4.08           12 Month             Christmas Club                            5.00               10          .02
                                    Certificates of Deposit
                                    -----------------------
4.60-4.73      91 days              Fixed-term, fixed-rate                   2,500              549         1.04
4.98-5.19      6 month              Fixed-term, fixed-rate                   2,500            4,361         8.25
5.28-5.48      12 month             Fixed-term, fixed-rate                     500            7,204        13.63
6.17-6.32      18 month             Fixed-term, fixed-rate                     500            3,856         7.30
5.80-5.85      30 month             Fixed-term, fixed-rate                     500            6,000        11.36
5.62-5.96      36 month             Fixed-term, fixed-rate                     500            1,194         2.26
6.11-6.45      48 month             Fixed-term, fixed-rate                     500            1,092         2.07
6.09-6.16      60 month             Fixed-term, fixed-rate                     500            2,969         5.62
6.17-6.37      72 month             Fixed-term, fixed-rate                     500            1,174         2.22
6.52-6.83      96 month             Fixed-term, fixed-rate                     500            1,326         2.51
6.09-6.73      IRAs                 Fixed-term, fixed-rate                     100            4,431         8.39
   6.93        700 days             Fixed-term, fixed-rate                   1,000              811         1.54
   7.08        Variable             Fixed-term, fixed rate                 100,000              323          .61
   7.04        36 month (1)         Fixed-term, adjustable-rate              5,000            1,723         3.26
                                                                                        -----------      -------
                                                                                        $    52,832       100.00%
                                                                                        ===========      =======

------------
(1) Customer has option at any time during term of certificate to request a one-time increase to the then-prevailing 36 month certificate of deposit rate.



         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                                           Increase
                                          Balance at                   (Decrease) from       Balance at
                                        December 31,       % of         December 31,       December 31,        % of
                                             1996        Deposits             1995              1995         Deposits
                                        --------------   --------      -----------------  ----------------   --------
                                                                      (Dollars in thousands)
Non-interest bearing accounts ......   $        248           .47%     $        248       $        --             -- %
Passbook and regular
  savings ..........................          6,649         12.58               231             6,418          11.54
NOW ................................          8,912         16.87              (257)            9,169          16.48
Christmas club .....................             10          0.02                (1)               11           0.02
Certificates of deposit ............         32,582         61.67            (2,812)           35,394          63.62
IRA ................................          4,431          8.39              (209)            4,640           8.34
                                       ------------        ------      ------------       -----------        -------
     Total .........................   $     52,832        100.00%     $     (2,800)      $    55,632         100.00%
                                       ============        ======      ============       ===========        =======

         The following table sets forth the average month-end balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated.

                                                                        Year Ended December 31,
                                               ------------------------------------------------------------------
                                                             1996                                   1995
                                               ---------------------------           ----------------------------
                                               Average             Average            Average            Average
                                               Balance               Rate             Balance              Rate
                                               -------             -------            -------            -------
                                                                      (Dollars in thousands)
Savings deposits ........................      $   7,173             3.94%           $    6,652            3.85%
Interest-bearing demand deposits.........          9,367             3.04                 8,818            3.05
Certificates of deposit .................         38,673             5.78                38,288            5.83
                                               ---------                              ---------
     Total ..............................      $  55,213                              $  53,758
                                               =========                              =========

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996 and at such date represented 8.51% of total deposits and had a weighted average rate of 5.96%. The Bank's certificates of deposit in excess of $100,000 primarily consist of deposits from individual retail customers. To the extent the Bank is unable to replace maturing deposits, it may sell investment securities classified as available for sale.

                                                                           Certificates
                            Maturity Period                                of Deposits
                            ---------------                                ------------
                                                                         (In thousands)
                            Three months or less.........................    $    944
                            Over three months through six months.........         762
                            Over six months through 12 months............         820
                            Over 12 months...............................       1,970
                                                                             --------
                                Total....................................    $  4,496
                                                                             ========

         Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Chicago and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Chicago would be secured by the Bank's stock in the FHLB of Chicago and other eligible assets. At December 31, 1996, the Bank had no FHLB advances outstanding. In January 1997, the Bank borrowed $1,500,000 from the Federal Home Loan Bank of Chicago at interest rates ranging from 5.69% to 5.77%. All of these borrowings are due and payable within six months of the borrowing date.

Subsidiary Activities

         The Bank has one subsidiary service corporation, Herrin First Service Corporation. Herrin First Service Corporation was formed in 1971 by the Bank for the purpose of developing a residential subdivision located in Herrin. Such development was completed and all lots were subsequently sold. No further development activities have been undertaken or are planned, and the subsidiary is inactive, although it recently purchased one residential real estate property for $118,000, with the approval of the OTS. This property was sold in May, 1996 for gross proceeds of $112,000. Its assets consist of various liquid assets and real estate totaling $222,000.

Performance Ratios

         The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                                            At or for the
                                                                             Year Ended
                                                                            December 31,
                                                                      -----------------------
                                                                        1996           1995
                                                                        ----           ----
Performance Ratios:
   Return on assets (net income divided by
      average total assets) ......................................         .81%        (0.50)%
   Return on average stockholders' equity (net income
      divided by average stockholders' equity) ...................        5.69         (5.87)
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost) ................................        2.16          2.11
   Ratio of average interest-earning assets to
      average interest-bearing liabilities .......................      113.33        106.47
   Ratio of noninterest expense to average total assets ..........        2.81          2.03



Competition

         The Bank faces strong competition both in originating real estate, agriculture, automobile, consumer and other loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates and the quality of services it provides to borrowers. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

         As of December 31, 1996, the Bank had 19 full-time employees and one part-time employee, none of whom was represented by a collective bargaining agreement, and management considers the Bank's relationships with its employees to be good.

                           SUPERVISION AND REGULATION

Regulation of the Company

         General. The Company is a bank holding company within the meaning of the BHCA. As such, the Company is registered with the Federal Reserve Board and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

         Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

         Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

         Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

         The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

         The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the Federal Reserve Board's regulations thereunder. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

         Capital Adequacy. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Regulation of the Bank -- Capital Adequacy."

         Dividends and Distributions. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

         Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

Regulation of the Bank

         General. As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The OCC regularly examines the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its shareholders. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

         The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         Capital Adequacy. The Federal Reserve Board and the OCC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

         The regulations of the Federal Reserve Board and the OCC require bank holding companies and national banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

         The risk-based capital rules of the Federal Reserve Board and the OCC require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

         The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

         OCC regulations and guidelines additionally specify that national banks with significant exposure to declines in the economic value of their capital due to changes in interest rates may be required to maintain higher risk-based capital ratios. The federal banking agencies, including the OCC, have proposed a system for measuring and assessing the exposure of a bank's net economic value to changes in interest rates. The federal banking agencies, including the OCC, have stated their intention to propose a rule establishing an explicit capital charge for interest rate risk based upon the level of a bank's measured interest rate risk exposure after more experience has been gained with the proposed measurement process. Federal Reserve Board regulations do not specifically take into account interest rate risk in measuring the capital adequacy of bank holding companies.

         The OCC has issued final regulations which classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1996, the Bank was well-capitalized as defined by the OCC's regulations.

         For information regarding the Bank's compliance with its regulatory capital requirements, see Note 12 of Notes to Consolidated Financial Statements.

         Branching. Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

         Dividend Limitations. Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. Prior OCC approval is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

         Deposit Insurance. Because the Bank was a savings association prior to the Bank Conversion, its deposits continue to insured by the SAIF rather than by the Bank Insurance Fund ("BIF") which generally insured the deposits of national banks. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

         Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

         For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an expense of $351,000 during the quarter ended September 30, 1996.

         The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

         Transactions with Affiliates. Transactions between a national bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a national bank is any company or entity which controls, is controlled by or is under common control with the national bank. In a holding company context, the parent holding company of a national bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the national bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no national bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the national bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

         Loans to Directors, Executive Officers and Principal Stockholders. National banks are also subject to the restrictions contained in Section 22(h) and 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a national bank and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a national bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).

Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation plan that is widely available to other employees and does not give preference to insiders.
Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions be approved by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Item 2.  Properties
-------------------

         The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 1996.

                                                                    Book Value at                       Deposits at
                               Year           Owned or              December 31,      Approximate       December 31,
                               Opened         Leased                     1996         Square Footage         1996
                               ------         ------                --------------    --------------    ------------
                                                             (Dollars in thousands)
Main Office:

318 South Park Avenue
Herrin, Illinois 62948         1949           Owned                     $    348            4,678       $    47,594

Branch Office:

New Route 13 East
Carterville, Illinois 62918    1975           Owned                          131            1,895             5,238


         The net book value of the Bank's investment in premises and equipment totaled approximately $479,000 at December 31, 1996. For a discussion of premises and equipment, see Note 8 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings
--------------------------

         From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1996, there were no other legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders'
---------------------------------------------------------------------------
        Matters
        -------

         The Company's common stock is listed over-the-counter through the National Daily Quotation System "Pink Sheets" published by the National Quotation Bureau, Inc. As of December 31, 1996, there were 876,875 shares of common stock outstanding and approximately 296 holders of record of the common stock.

         The following table sets forth the high and low bid price for the common stock and dividends declared by quarter since trading in the common stock commenced on July 1, 1996. This information was provided by Trident Securities, Inc. of Atlanta, Georgia. The quotations reflect inter-dealer prices, without retain mark-up, mark-down or commission, and may not represent actual transactions.


         Quarter Ended                      High        Low            Dividends Declared
         -------------                      ----        ---            ------------------

         September 30, 1996               $13.25      $10.00               $0.10
         December 31, 1996                $15.50      $13.00               $0.10

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

         The Company completed its initial public offering on June 28, 1996 in connection with the Conversion. A total of 876,875 shares of Common Stock were sold which resulted in net proceeds of $7.4 million. The Company acquired all of the capital stock of the Association (now, the Bank) in exchange for a portion of the net proceeds.

         The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan and mortgage-backed and related securities portfolio and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Bank's net income also is affected by the level of non-interest income, including fees and service charges, and by the level of its non-interest expenses, the most significant component of which is salaries and employee benefits.

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

The Small Business Job Protection Act of 1996

         Prior to the Association's decision to convert to a stock institution and to a national bank, the Association computed its income taxes utilizing the special bad debt deduction available to thrift institutions under the Internal Revenue Code. Generally, a thrift institution was permitted to deduct the greater of an amount based upon its historical loss experience (the "experience method") or an amount equal to 8.0% of its taxable income (the "percentage of taxable income method"). National banks were not permitted to use the percentage of taxable income method. At the time the Board of Directors adopted the Plan of Conversion, the law in effect at that time required that the entire amount of the bad debt deduction that exceeded the deduction permitted to non-thrift institutions (the

"excess bad debt reserves") be recaptured into income and taxes on such amounts be recognized. As a result of this provision, the Association recognized income taxes of $450,000 during the year ended December 31, 1995.

         During the third quarter of 1996, the Small Business Job Protection Act of 1996 (the "Small Business Act") was enacted into law. Under the Small Business Act, for years beginning after 1995, all thrift institutions are required to recapture excess bad debt reserves over a six-year period. However, pre-1988 reserves are not included in these excess bad debt reserves. As the Conversion had not occurred as of December 31, 1995, the effective date of the Small Business Act, the Bank was still a thrift institution as of that date. Consequently, it has been determined that, as a result of the Small Business Act, the pre-1988 reserves will not be required to be recaptured into taxable income. As a result, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the $450,000 increase in income taxes recognized during 1995 was reversed during 1996 which resulted in a $450,000 decrease in income tax expense and deferred income taxes as of December 31, 1996.

SAIF Assessment

         During the quarter ended September 30, 1996, the Company incurred a charge of $351,000 as the result of the imposition of a special assessment by the FDIC to recapitalize the SAIF. The FDIC operates two deposit insurance funds: the Bank Insurance Fund ("BIF") which generally insures the deposits of commercial banks and the SAIF which generally insures the deposits of savings association. Since the Bank was originally chartered as a savings association, its deposits continue to be insured by the SAIF rather than the BIF. Because the reserves of the SAIF had been below statutorily required minimums, institutions with SAIF-assessable deposits, like the Bank, had been required to pay substantially higher deposit insurance premiums than institutions with deposits insured by the BIF for the past several semi-annual periods. In order the recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits at March 31, 1995.

         The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for institutions in the lowest risk assessment classification was reduced to zero and institutions in the highest risk assessment classification will be assessed at the rate of 27 basis points. Until December 31, 1999, however, SAIF insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

Asset/Liability Management

         The Bank has sought to reduce its exposure to changes in interest rates by matching more closely the effective maturities or repricing characteristics of its interest-earning assets and interest-bearing liabilities. The matching of the Bank's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive.

         The Company's Board of Directors reviews the maturities of the Company's assets and liabilities and establishes policies and strategies designed to regulate the Company's flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company's and the Bank's assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates.

         The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity between its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long term by protecting its interest rate spread from increases in interest rates. Such strategies include the origination in the loan portfolio of adjustable-rate mortgage loans secured by one- to four-family residential real estate, and, to a lesser extent, multi-family and commercial real estate loans and the origination of other loans with greater interest rate sensitivities than long-term, fixed-rate, residential mortgage loans. For the years ended December 31, 1996 and 1995 approximately 51.60% and 47.54%, respectively, of the one- to four-family residential loans originated by the Bank had adjustable rates. The Bank's origination of multi-family, church and commercial real estate loans comprised 8.38% and 12.56% of total loan originations during the same respective periods.

         In order to increase the interest rate sensitivity of its assets, the Company has also maintained a consistent level of short and intermediate term investment securities and other assets. At December 31, 1996, the Bank had $3.0 million of investment securities and interest-bearing deposits maturing or repricing within one year and $10.0 million of investment securities, mortgage-backed securities and interest-bearing deposits maturing or repricing within one to five years.

Interest Rate Sensitivity Analysis

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 1996, the Bank had a cumulative positive one-year interest rate sensitivity gap of 0.94%, as a result of which its net interest income could be slightly positively affected by rising interest rates and slightly negatively affected by falling interest rates. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 which are expected to mature or reprice in each of the time periods shown. This table reflects the Bank's assets and liabilities only and does not reflect the Company's consolidated balances.


                                                                Over One       Over Five      Over Ten       Over
                                                  One Year      Through        Through        Through        Twenty
                                                  or Less       Five Years     Ten Years      Twenty Years   Years      Total
                                                  --------      ----------     ---------      ------------   ------     -----
                                                                             (Dollars in thousands)

Interest-earning assets:
   Single-family mortgage loans............  $       17,485     $   9,319      $   4,771      $    1,627     $    6    $  33,208
   Investment securities...................           1,285         5,429          1,756              60         --        8,530
   Mortgage-backed securities..............           4,058         3,821            881             419         61        9,240
   Other short-term investments............           1,345            95             --              --         --        1,440
   Other loans.............................           4,676         2,678          1,157             411         --        8,922
                                             --------------     ---------      ---------      ----------     ------    ---------
      Total................................          28,849        21,342          8,565           2,517         67       61,340
                                             --------------     ---------      ---------      ----------     ------    ---------

Interest-bearing liabilities:
   NOW accounts............................           2,948         4,778          1,043             160          2        8,931
   Passbook/Christmas club.................           2,237         3,627            792             121          2        6,779
   Time deposits...........................          23,072        13,941             --              --         --       37,013
                                             --------------     ---------       --------      ----------     ------    ---------
      Total................................          28,257        22,346          1,835             281          4       52,723
                                             --------------     ---------       --------      ----------     ------    ---------

Interest sensitivity gap...................  $          592     $  (1,004)      $  6,730      $    2,236     $   63    $   8,617
                                             ==============     =========       ========      ==========     ======    =========
Cumulative interest sensitivity gap........  $          592     $    (412)      $  6,318      $    8,554     $8,617    $   8,617
                                             ==============     =========       ========      ==========     ======    =========
Ratio of interest-earning assets
   to interest-bearing liabilities.........          102.10%        95.51%        466.76%         895.73%   1675.00%      116.34%
                                             ==============     =========       ========      ==========     ======    =========
Ratio of cumulative gap to total assets....            0.94%        (0.65)%        10.01%          13.55%     13.65%       13.65%
                                             ==============     =========       ========      ==========     ======    =========



         The preceding table was prepared utilizing certain assumptions regarding prepayment and decay rates provided by a private data processing and consulting firm. While management believes that these assumptions are reasonable, the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors. The following assumptions were used: (i) adjustable rate mortgage-backed securities will prepay at the rate of 20.4% per year for six month securities and 16.9% for one-year securities; (ii) fixed rate mortgage-backed securities will prepay annually as follows:


                  Coupon Rate                           Annual Prepayment Rate
                  -----------                           ----------------------

                  Up to 6%                                     6.3%
                  6.01 to 7.00                                 7.3
                  8.01 to 9.00                                13.9


(iii) adjustable rate first mortgage loans on single-family residential properties will prepay at the rate of 20.4% per year; (iv) nonresidential mortgage loans will prepay at the rate of 11.7% per year for fixed rate and 18.9% per year for adjustable rate; (v) home equity loans will prepay at the rate of 11.7% per year; (vi) consumer loans will prepay at the rate of 15.0% per year; and (vii) fixed rate mortgage loans on single-family residential properties will prepay annually as follows:


                  Coupon Rate                           Annual Prepayment Rate
                  -----------                           ----------------------

                  7.01 to 8.00%                                10.2%
                  8.01 to 9.00                                 13.9

         In addition, it is assumed that fixed maturity deposits are not withdrawn prior to maturity and that other deposits are withdrawn or repriced at an annual rate of 33.0%.

         The interest rate sensitivity of the Bank's assets and liabilities illustrated in the table above could vary substantially if different assumptions were used or actual experience differs from the assumptions used. If passbook and NOW accounts were assumed to mature in one year or less (which does not reflect actual experience), the Bank's one-year gap would have been substantially negative.

         Certain shortcomings are inherent in the method of analysis presented in the preceding table setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of change in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable rate debt may decrease in the event of an interest rate increase.

Average Balance, Interest and Average Yields and Rates

         The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods and at the date indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented. The table also presents information for the periods and at the date indicated with respect to the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.


                                           At December 31,                               Years Ended December 31,
                                                                -------------------------------------------------------------------

                                              1996                           1996                              1995
                                      ----------------------    --------------------------------   --------------------------------
                                                                                       Average                           Average
                                      Balance     Yield/Cost    Balance     Interest  Yield/Cost   Balance    Interest  Yield/Cost
                                      -------     ----------    -------     --------  ----------   -------    --------  ----------
                                                                        (Dollars in thousands)

Interest-earning assets:
   Loans receivable................   $41,466        8.00%      $38,067     $ 2,981     7.83%      $31,910    $ 2,500     7.83%
   Investment securities...........    11,138        5.58         9,863         580     5.88        11,231        615     5.48
   Mortgage-backed securities......     9,477        6.33         9,389         586     6.24        10,662        684     6.42
   Short-term investments and other
      interest-earning assets......     1,440        5.82         5,252         284     5.40         3,435        208     6.06
                                      -------                   -------     -------                -------    -------
      Total interest-earning assets    63,521        7.28        62,571       4,431     7.08        57,238      4,007     7.00
                                                                            -------                           -------
Noninterest-earning assets.........     2,335                     2,860                              2,405
                                      -------                   -------                            -------
      Total assets.................   $65,856                    65,431                            $59,643
                                      =======                   =======                            =======

Interest-bearing liabilities:
  Deposits.........................  $52,584         5.08       $55,213     $ 2,719     4.92       $53,758      2,629     4.89
    Total interest-bearing
    liabilities....................   52,584         5.08        55,213       2,719     4.92        53,758      2,629     4.89
                                                                                                              -------

Noninterest-bearing liabilities....      656                        928                                829
                                     -------                    -------                            -------
      Total liabilities............   53,240                     56,141                             54,587

Stockholders' equity...............   12,616                      9,290                              5,056
                                     -------                    -------                            -------
      Total liabilities and
        stockholders' equity.......  $65,856                    $65,431                            $59,643
                                     =======                    =======                            =======

Net interest income................                                         $ 1,712                           $ 1,378
                                                                            =======                           =======
Interest rate spread...............                  2.20%                              2.16%                             2.11%
                                                     ====                               ====                              ====
Net yield on interest-earning
   assets..........................                  3.07%                              2.74%                             2.41%
                                                     ====                               ====                              ====
Ratio of average interest-earning
   assets to average
   interest-bearing liabilities....   120.80%                                         113.33%                           106.47%
                                      ======                                          ======                            ======



Rate/Volume Analysis

         The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old volume) and (iii) changes in rate-volume (changes in rate multiplied by the changes in volume).


                                                                  Year Ended December 31,
                                                     --------------------------------------------------
                                                          1996                  vs.                1995
                                                     --------------------------------------------------
                                                                        Increase (Decrease)
                                                                              Due to
                                                     --------------------------------------------------
                                                                               Rate/
                                                     Volume        Rate        Volume         Total
                                                     ------        ----        ------         -----
                                                                 (In thousands)
Interest income:
   Loans receivable...............................   $    481      $  --       $   --        $    481
   Investment securities..........................        (75)        46           (6)            (35)
   Mortgage-backed securities.....................        (81)       (19)           2             (98)
   Short-term investments and
      other interest-earning assets...............        110        (22)         (12)             76
                                                     --------      -----       ------        --------
      Total interest-earning assets...............        435          5          (16)            424
                                                     --------      -----       ------        --------
Interest expense:
   Deposits.......................................         70         20           --              90
      Total interest-bearing
        liabilities...............................         70         20           --              90
                                                     --------      -----       ------        --------

Change in net interest income.....................   $    365      $ (15)      $  (16)       $    334
                                                     ========      =====       ======        ========

Comparison of Financial Condition at December 31, 1996 and December 31, 1995

         The Company's total assets increased by $4.5 million, or 7.42%, from $61.3 million at December 31, 1995 to $65.9 million at December 31, 1996.

         Total net loans increased by approximately $6.4 million during the year ended December 31, 1996. Net loans totaled $41.5 million and $35.1 million at December 31, 1996 and 1995, respectively. The increase in loan activity during the year ended December 31, 1996 is due to increased marketing activities and increased loan demand in the Company's market area.

         The allowance for loan losses totalled $300,000 at December 31, 1996 and 1995. The allowance for loan losses as a percentage of non-performing loans was 60.85% and 52.63% as of December 31, 1996 and 1995, respectively. During 1996, loan charge-offs amounted to $5,000. An additional provision of $5,000 was made during the year. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred.

         At December 31, 1996, the ratio of non-performing loans to total loans was 1.19%, as compared to 1.63% at December 31, 1995. The decrease in the ratio is primarily the result of increased collection efforts. At December

31, 1996, the ratio of the allowance for loan losses to total loans was 0.72%, as compared to 0.86% at December 31, 1995. The decrease in this ratio was due to the growth in the loan portfolio during 1996.

         At December 31, 1996, the Company's investment portfolio included mortgage-backed and related securities available for sale carried at a market value of $2.8 million and mortgage-backed and related securities classified as "held to maturity" totaling $6.7 million. The balance of the Company's investment portfolio at December 31, 1996 consisted of investment securities classified as available for sale totaling $2.1 million and investment securities classified as held to maturity totaling $9.0 million.

         At December 31, 1996, deposits decreased to $52.8 million from $55.6 million at December 31, 1995 for a net decrease of 5.03%. The decrease in deposits was primarily attributable to depositors using funds to purchase Common Stock in the Stock Conversion.

         Certificates of deposit at December 31, 1996 included approximately $2.5 million of deposits with balances of $100,000 or more that mature within one year. Such time deposits are inherently risky because their continued presence in the Bank is usually dependent solely upon the rates paid by the Bank rather than any customer relationship and, therefore, are likely to be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowing or sales of its securities held available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources.

         Total stockholders' equity at December 31, 1996 amounted to $12.6 million, an increase of $7.9 million, or 165.6%, due to the net proceeds from the Company's stock offering which amounted to $8.1 million and the retention of earnings from the period, partially offset by the issuance of shares to the ESOP and cash dividends of $161,000 paid during the period. See "--Liquidity and Capital Ratios" for a discussion of the Bank's compliance with applicable regulatory capital requirements.

Comparison of Operating Results for the Years Ended December 31, 1996 and 1995

         Net Income. For the year ended December 31, 1996, the Company earned net income of $529,000, an increase of approximately $826,000, or 278.11%, compared to a net loss of $297,000 for the year ended December 31, 1995. The improvement in 1996 over 1995 was primarily due to the passage of legislation which enabled the Bank to reverse a $450,000 tax accrual which had been recognized during fiscal year 1995 as a result of the decision to convert from a federal thrift to a national bank. See "--The Small Business Job Protection Act of 1996" and Note 10 to the Notes to Consolidated Financial Statements.

         Net Interest Income. Net interest income increased by $334,000, or 24.24%, from $1.4 million for the year ended December 31, 1995 to $1.7 million for the year ended December 31, 1996. The increase in net interest income reflects the increased level of interest earning assets due to the deployment of the net proceeds from the Company's initial public offering. The average balance of interest earning assets increased from $57.2 million for the year ended December 31, 1995 to $62.6 million for the year ended December 31, 1996. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.47% for the year ended December 31, 1995 to 113.33% for the year ended December 31, 1996. The interest rate spread of the Company increased by 5 basis points from 2.11% for the year ended December 31, 1995 to 2.16% for the year ended December 31, 1996 as the 3 basis point increase in the average cost of interest bearing liabilities was more than offset by the 8 basis point increase in the average yield on interest earning assets. The slight improvement in the average yield was due to the increased balance of higher yielding loans during fiscal year 1996 as compared to fiscal year 1995.

         Interest Income. Total interest income increased by $424,000, or 10.58%, from $4.0 million for the year ended December 31, 1995 to $4.4 million for the year ended December 31, 1996. The increase was due primarily to the growth in the Bank's loan portfolio during fiscal year 1996. Average loans outstanding during 1996 were $38.1 million as compared to $31.9 million during fiscal year 1995. As a result, interest income from loans increased by $481,000, or 19.24%, during the period. Offsetting this increase was a $98,000 drop in income from mortgage-backed securities which was primarily attributable to a decrease in the average balance of such securities from $10.7 million during fiscal year 1995 to $9.4 million during fiscal year 1996.

         Income from investment securities and short term deposits was relatively comparable on a year to year basis, increasing slightly from $823,000 for fiscal year 1995 to $864,000 for fiscal year 1996 due to the combined effects of an improved yield on such securities and an increase in the average balance of such securities during the period.

         Interest Expense. Interest expense, which consists entirely of interest on deposits, increased by $90,000, or 3.42%, from $2.6 million for the year ended December 31, 1995 to $2.7 million for the year ended December 31, 1996. This increase was primarily due to an increase of $1.5 million, or 2.71%, in the average balance of deposits from $53.8 million for the year ended December 31, 1995 to $55.2 million for the year ended December 31, 1996. Pursuant to the requirements of the Office of Thrift Supervision ("OTS"), the Company was required to offer its Common Stock first to depositors and other members of the mutual Association as of specified record dates in a subscription offering. Subscription funds were held on deposit at the Bank. Although the subscription offering ended on May 16, 1996, the actual offering did not close until June 28, 1996 due to a delay in receipt of the final required regulatory approvals necessary to effect the Bank Conversion. Subsequent to June 28, 1996, these subscription funds were converted from deposits to the equity of the Company which resulted in a decrease in deposit levels during the second half of fiscal year 1996. At December 31, 1996, total consolidated deposits were $52.8 million.

         Provision for Loan Losses. The Bank established a provision for loan losses of $5,000 for the year ended December 31, 1996, a substantial decrease from the $200,000 provision for loan losses made during fiscal year 1995. Management determines the level of the allowance for loan losses based on its analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions.

         Non-Interest Income. Non-interest income totaled $211,000 and $233,000 for the years ended December 31, 1996 and 1995. respectively. The largest components of non-interest income for the years ended December 31, 1996 and 1995 included $61,000 and $90,000, respectively, in loan and other service fees and $135,000 in each of fiscal year 1995 and 1996, in other service charges and other miscellaneous operating income.

         Non-Interest Expense. Non-interest expense increased by $628,000, or 51.77%, from $1.2 million for the year ended December 31, 1995 to $1.8 million for the year ended December 31, 1996. Included within non-interest expense for 1996 was the special assessment which all SAIF-insured institutions were required to pay during the third quarter of 1996. This assessment amounted to $351,000 for the Bank. See "--SAIF Assessment." Compensation and employee benefit expenses also rose by $180,000 from $523,000 in fiscal year 1995 to $703,000 in fiscal year 1996. This resulted from normal salary expenses and the additional costs associated with the Employee Stock Ownership Plan formed in connection with the Conversion and the Director Retirement Plan which was adopted effective December 31, 1995.

         Income Taxes. The provision for income taxes for the years ended December 31, 1996 and 1995 as a percentage of income before income taxes was (587.01)% and 250.00%, respectively.

Liquidity and Capital Resources

         Liquidity refers to the ability of the Bank to convert assets into cash or cash equivalents without significant loss. Liquidity management involves evaluating the Bank's daily cash flow requirements to meet customer demands, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore not be able to meet the production and growth needs of the communities it serves.

         The Bank's primary sources of funds are deposits and proceeds from maturing investment securities, mortgage-backed and related securities and principal and interest payments on loans, investment securities and mortgage-backed and related securities. While maturities and scheduled amortization of investment securities, mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

         The primary investing activity of the Bank is the origination of loans, the purchase of investment securities and certificates of deposit, and the purchase of mortgage-backed and related securities. During the years ended December 31, 1996 and 1995, the Bank originated loans totaling $15.1 million and $13.7 million, respectively. The primary financing activity of the Bank is accepting savings deposits.

         The Bank has other sources of liquidity if there is a need for funds. As stated earlier, the Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $4.9 million at December 31, 1996 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Bank maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

         A strong capital position is important to the continued profitability of the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth. Under regulatory guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to calculate the risk-based capital ratios. The Bank's Tier I risk-based capital ratio and total risk-based capital ratio were 29.2% and 29.4%, respectively at December 31, 1996. These levels currently exceed the minimum ratios of 4% and 8%, respectively. Another important indicator of capital adequacy in the banking industry is the leverage ratio, which is a measure of the ratio of the Bank's Tier I capital to total average assets. The Bank's leverage ratio was 14.7% at December 31, 1996, which exceeded regulatory minimum guidelines.

Impact of Inflation and Changing Prices

         The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

         Accounting for Employee Stock Ownership Plans. The Accounting Standards Division of the AICPA approved Statement of Position 93-6 (SOP 93-6). "Employers' Accounting for Employee Stock Ownership Plans," which is effective for fiscal years beginning after December 15, 1993, applies to shares of capital stock of sponsoring employers acquired by employee stock ownership plans after December 31, 1992 that had not been committed to be released as of January 1, 1992. SOP 93-6 will, among other things, change the measure of compensation recorded by employers from the cost of ESOP shares to the fair value of employee stock ownership plan shares. To the extent that the fair value of the Company's ESOP shares, committed to be released directly to compensate employees, differs from the cost of such shares, compensation expenses and a related charge or credit to additional paid-in capital will be reported in the Company's consolidated financial statements.

         During 1996, the Company adopted the ESOP. The Company is accounting for the plan according to the provisions of SOP 93-6.

         Accounting for Stock-Based Compensation. SFAS No. 123, "Accounting for Stock Based Compensation" was issued by the Financial Accounting Standards Board ("FASB") in October, 1995. SFAS No. 123 establishes a fair value-based method of accounting for stock options and other equity instruments. It requires the use of that method for transactions with other than employees and encourages its use for transactions with employees. It permits entities to continue to use the intrinsic value method included in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to disclose information in accordance with SFAS No.
123. The general principle underlying SFAS No. 123 is that equity instruments are recognized at the fair value of the consideration received for them. If the fair value of the consideration received cannot be reasonably determined, the fair value of the equity instrument itself may be used. The fair value method of accounting for stock options and other instruments applies this general principle measuring compensation cost for employers as the excess of the fair value of the equity instrument over the amount paid by the employee. The definition of fair value in SFAS No. 123 is the same as that included in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

         SFAS No. 123 requires significantly expanded disclosures, including disclosure of the pro forma amount of net income (and earnings per share for public entities) as if the fair value-based method were used to account for stock-based compensation if the intrinsic value method of APB-25 is retained.

         The recognition requirements for transactions with other than employees apply for transactions entered into after December 15, 1995. The recognition alternative of the fair value-based method for transactions with employees may be implemented immediately upon issuance of SFAS No. 123. The disclosure requirements, which apply regardless of the recognition method chosen, are applicable for financial statements for fiscal years beginning after December 15, 1995.

         With the adoption in 1997 of stock-based compensation plans, the Company intends to follow the SFAS No. 123 guidelines as appropriate.

         Accounting for the Impairment of Long-Lived Assets. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, under the criteria of the statement, an asset is impaired, an impairment loss is recognized. SFAS No. 121 is effective for fiscal years ending after December 15, 1995. The Company has adopted the provisions of the statement effective for the year ending December 31, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or operating results.

         Accounting for Mortgage Servicing Rights. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans and no cost should be allocated to the mortgage servicing rights. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS No. 122 is prohibited. The Company has adopted the provision of the statement for the year ending December 31, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's financial position or operating results.

         Accounting for Transfers and Servicing of Financial Assets. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Subsequent to the issuance of SFAS No. 125, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers for one year the effective date of SFAS No. 125 as applies to secured borrowings and collateral and certain other transactions. The Company will adopt the provisions of SFAS No. 125, as amended by SFAS No. 127, in 1997 and subsequent years as appropriate. The management of the Company does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

Item 7. Financial Statements
----------------------------


                        [Letterhead of Gray Hunter Stenn]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




The Board of Directors
Heartland Bancshares, Inc.
Herrin, Illinois


We have audited the accompanying consolidated statements of financial condition of Heartland Bancshares, Inc. and Subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Gray Hunter Stenn

Marion, Illinois
March 4, 1997

                           HEARTLAND BANCSHARES, INC.
                           --------------------------

                                 AND SUBSIDIARY
                                 --------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                 (IN THOUSANDS)
                                 --------------


                                                                      December 31,
                      ASSETS                                       1996           1995
                     ------                                    ----------      --------

Cash and cash equivalents
  Interest-bearing                                              $    658       $  2,581
  Noninterest-bearing                                              1,214          1,682
Certificates of deposit                                              293            981
Investment securities available-for-sale at
 estimated market value (amortized cost of $2,087
 and $100, respectively)                                           2,108            102
Investment securities held-to-maturity (estimated market
 value of $9,038 and $9,131, respectively)                         9,030          9,120
Mortgage-backed and related securities available-for-
 sale at estimated market value (amortized cost of
 $2,860 and $7,309, respectively)                                  2,814          7,335
Mortgage-backed and related securities held-to-
 maturity (estimated market value of $6,528 and
 $3,180, respectively)                                             6,663          3,128
Loans receivable, net                                             41,466         35,060
Investments required by law                                          489            342
Property, equipment, and property held
 for investment, net                                                 479            572
Accrued interest receivable                                          316            233
Prepaid expenses and other assets                                     56             18
Prepaid income taxes                                                  73            127
Foreclosed real estate                                               133              -
Other assets                                                           -             28
Deferred tax asset                                                    64              -
                                                                --------       --------

TOTAL ASSETS                                                    $ 65,856       $ 61,309
------------                                                    ========       ========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Liabilities
-----------
  Deposits                                                      $ 52,832       $ 55,632
  Accrued interest on deposits                                        49             66
  Advances from borrowers for taxes and insurance                    252            380
  Other liabilities                                                  107             49
  Deferred tax liability                                               -            432
                                                                --------       --------

      Total Liabilities                                         $ 53,240       $ 56,559
      -----------------                                         --------       --------

Commitments and Contingencies
-----------------------------
Stockholders' Equity
--------------------
  Preferred stock, 1,000,000 shares authorized, - 0 - issued    $      -       $      -
  Common stock, $.01 par value per share:  4,000,000
   shares authorized; 876,875 and - 0 - shares issued and
   outstanding at December 31, 1996 and December 31, 1995              9              -
  Additional paid-in capital                                       8,153              -
  Unearned ESOP shares                                              (632)             -
  Retained earnings - substantially restricted                     5,101          4,733
  Unrealized gain (loss) on securities
   available-for-sale, net of tax                                    (15)            17
                                                                --------       --------

      Total Stockholders' Equity                                $ 12,616       $  4,750
      --------------------------                                --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 65,856       $ 61,309
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

                           HEARTLAND BANCSHARES, INC.
                           --------------------------

                                 AND SUBSIDIARY
                                 --------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                      -------------------------------------



                                                                       Year Ended
                                                               ------------------------
                                                                      December 31,
                                                                  1996           1995
                                                               ----------      --------
Interest Income
---------------
  Interest on first mortgage loans                              $  2,851       $  2,417
  Interest on other loans                                            130             83
  Interest on investments, securities, and
   deposits with banks                                               864            823
  Interest on mortgage-backed securities                             586            684
                                                                --------       --------

      Total Interest Income                                     $  4,431       $  4,007
      ---------------------

Interest Expense
----------------
  Interest on deposits                                             2,719          2,629
                                                                --------       --------

Net Interest Income                                             $  1,712       $  1,378
-------------------

Provision for Loan Losses                                              5            200
-------------------------                                       --------       --------

Net Interest Income After Provision
-----------------------------------
 for Loan Losses                                                $  1,707       $  1,178
 ---------------                                                --------       --------

Non-Interest Income
-------------------
  Initial service charges and other loan fees                   $     61       $     90
  Gain on sale of investments                                         13              7
  Gain on sale of other real estate                                    2              1
  Other                                                              135            135
                                                                --------       --------

      Total Non-Interest Income                                 $    211       $    233
      -------------------------                                 --------       --------

Non-Interest Expense
--------------------
  Compensation to directors, officers, and
   employees                                                    $    571       $    464
  Pension expense and other employee benefits                        132             59
  Office properties and equipment expense
   including depreciation                                            110            100
  Advertising                                                         38             38
  Federal insurance premiums                                          95            123
  Stationery, postage, and office supplies                            64             59
  Checking account expense                                           151            146
  Service bureau expense                                              70             60
  SAIF special assessment                                            351              -
  Other                                                              250            154
  Loss on sale of other real estate                                    -             10
  Loss on sale of investments                                          3              -
  Loss on sale of property held for investment                         6              -
                                                                --------       --------

      Total Non-Interest Expense                                $  1,841       $  1,213
      --------------------------                                --------       --------

Income Before Income Taxes                                      $     77       $    198
--------------------------

Income Tax Expense (Benefit)                                        (452)           495
                                                                --------       --------

Net Income (Loss)                                               $    529       $   (297)
-----------------                                               ========       ========

Earnings per Share                                              $    .45       $  N/A
------------------                                              ========       ========


See accompanying notes to consolidated financial statements.

                    HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                    -----------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                 (IN THOUSANDS)
                                 --------------


                                                                                                Net
                                                                                             Unrealized
                                                                                             Gain (Loss)
                                                     Additional    Unearned                 on Securities
                                           Common     Paid-In        ESOP        Retained     Available-
                                           Stock      Capital       Shares       Earnings     for-Sale       Total
                                           ------    ----------    --------      -------    -------------    -----

Balance at December 31, 1994             $      -    $      -      $      -      $  5,030    $   (227)     $  4,803
----------------------------

Net loss                                        -           -             -          (297)          -          (297)

Change in net unrealized gain
 (loss) on securities available-
 for-sale                                       -           -             -             -         244           244
                                         --------    --------      --------      --------    --------      --------

Balance at December 31, 1995             $      -    $      -      $      -      $  4,733    $     17      $  4,750
----------------------------

Net income                                      -           -             -           529           -           529

Sale of common stock                            9       8,139             -             -           -         8,148

Cash dividends paid                             -           -             -          (161)          -          (161)

Issuance of shares to ESOP                      -           -          (702)            -           -          (702)

Amortization of ESOP expense                    -          14            70             -           -            84

Change in net unrealized gain (loss)
 on securities available-for-sale               -           -             -             -         (32)          (32)
                                         --------    --------      --------      --------    --------      --------

Balance at December 31, 1996             $      9    $  8,153      $   (632)     $  5,101    $    (15)     $ 12,616
----------------------------             ========    ========      ========      ========    ========      ========


See accompanying notes to consolidated financial statements.

                           HEARTLAND BANCSHARES, INC.
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (IN THOUSANDS)
                                 --------------


                                                                                   Year Ended
                                                                             ---------------------
                                                                                   December 31,
                                                                               1996         1995
                                                                             --------     --------
Cash Flows From Operating Activities
------------------------------------
  Net income                                                                 $    529     $   (297)
                                                                              -------      -------
  Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities
    Depreciation                                                             $     47     $     47
    Discount accretion/premium amortization-securities, net                        (1)          10
    Amortization of deferred loan origination fees                                (30)         (30)
    Amortization of ESOP expense                                                   84            -
    Provision for loan losses                                                       5          200
    (Gain) loss on sale of investments                                            (10)          (1)
    (Gain) loss on sale of property held for investment                             6            -
    (Gain) loss on sale of other real estate                                       (2)           3
    (Increase) decrease in accrued interest receivable                            (83)          34
    (Increase) decrease in prepaid expenses                                       (38)          (1)
    (Increase) decrease in prepaid income taxes                                    54          (39)
    Increase (decrease) in deferred income taxes                                 (475)         413
    (Increase) decrease in other assets                                          (105)         (28)
    Increase (decrease) in accrued interest payable                               (17)           3
    Increase (decrease) in other liabilities                                       58           (2)
    Increase (decrease) in income taxes payable                                     -            1
                                                                             --------     --------

    Total Adjustments                                                        $   (507)    $    610
    -----------------                                                        --------     --------

  Net Cash Provided by Operating Activities                                  $     22     $    313
  -----------------------------------------                                  --------     --------

Cash Flows From Investing Activities
------------------------------------
  Net (increase) decrease in certificates of deposit                         $    688     $  2,754
  Proceeds from maturities of investment securities
   and mortgage-backed securities                                               4,785        5,170
  Principal payments on mortgage-backed securities                              1,280          836
  Net (increase) decrease in loans receivable                                  (6,442)      (7,942)
  Purchases of property and equipment                                             (72)        (167)
  Purchase of investment securities held-to-maturity                           (4,683)        (155)
  Purchase of mortgage-backed securities held-to-maturity                      (4,146)      (1,000)
  Purchase of investment securities available-for-sale                         (1,985)           -
  Purchase of mortgage-backed securities available-for-sale                      (248)           -
  Proceeds from sale of investment securities held-to-maturity                      -           50
  Proceeds from sale of mortgage-backed securities
   available-for-sale                                                           4,025            -
  Purchase of Federal Home Loan Bank stock                                        (24)           -
  Proceeds from the sale of property held for investment                          112            -
  Proceeds from sale of other real estate                                          63            4
  Purchase of Federal Reserve Bank stock                                         (123)           -
                                                                             --------     --------

  Net Cash Used in Investing Activities                                      $ (6,770)    $   (450)
  -------------------------------------                                      --------     --------

Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                                        $ (2,800)    $  2,033
  Net increase (decrease) in mortgage escrow funds                               (128)        (136)
  Sale of stock                                                                 7,446            -
  Dividends on common stock                                                      (161)           -
                                                                             --------     --------

  Net Cash Provided by Financing Activities                                  $  4,357     $  1,897
  -----------------------------------------                                  --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents                         $ (2,391)    $  1,760
----------------------------------------------------

Cash and Cash Equivalents at Beginning of Year                                  4,263        2,503
                                                                             --------     --------

Cash and Cash Equivalents at End of Year                                     $  1,872     $  4,263
----------------------------------------                                     ========     ========

Supplemental Disclosures
------------------------

Cash Paid During the Period for:
  Interest                                                                   $  2,736     $  2,626
  Income taxes paid (refunded)                                               $     (5)    $    138

Loans Transferred to Foreclosed Real Estate During Period                    $    199     $     28
Proceeds From Sales of Foreclosed Real Estate Financed Through Loans         $      -     $     22

Schedule of Noncash Investing Activities:
----------------------------------------
  FHLB Stock Dividend                                                        $      -     $      5
  Securities transferred to available-for-sale                               $      -     $  4,116

See accompanying notes to consolidated financial statements.


                           HEARTLAND BANCSHARES, INC.
                           --------------------------

                                 AND SUBSIDIARY
                                 --------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 1996 AND 1995
                           --------------------------



1.    Summary of Significant Accounting Policies
      ------------------------------------------

      The accounting and reporting policies of Heartland Bancshares, Inc. (the "Company") and its subsidiary, Heartland National Bank (the "Bank"), are in accordance with generally accepted accounting principles and conform to general practices within the financial institution industry. The more significant of the principles used in preparing the financial statements are briefly described below.

      Business
      --------

      The Company (through the Bank) provides a full range of financial services to individual and corporate customers from two office locations in Herrin and Carterville, Illinois. The Company is subject to competition from other financial institutions in the area, is subject to the regulations of certain federal agencies, and undergoes periodic examinations by those regulatory authorities.

      On June 28, 1996, First Federal Savings and Loan Association of Herrin (the "Association") completed its conversion from a federal mutual savings and loan association to a federal stock savings and loan association and then from a stock association to a national bank known as Heartland National Bank. Simultaneously, Heartland National Bank was acquired by Heartland Bancshares, Inc. which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 876,875 shares of $.01 par value common stock at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the Company's employee stock ownership plan (ESOP), totaled approximately $7.4 million.

      The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. These activities primarily consist of accepting deposits from the general public and investing these funds in loans in the Bank's market area and in investment securities and mortgage-backed securities. In the future, the holding company structure will permit the Company to expand the financial services currently offered through the Bank although there are no definitive plans or arrangements for such expansion at present.

      Basis of Presentation
      ---------------------

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ significantly from those estimates.

      Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

      Management believes that the allowances for losses on loans and real estate acquired by foreclosures or in satisfaction of loans are adequate. While management uses available information to provide for such allowances, future additions to the allowances may be necessary based upon changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses. Such agencies may require the Company to recognize additions to the allowances based upon their judgments about information available to them at the time of their examination.

      Prior to the acquisition of the Association on June 28, 1996, and the Association's simultaneous conversion to the Bank, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than that of an organizational nature. Accordingly, the consolidated financial statements included herein reflect the operations of the Association only for periods prior to June 28, 1996.

      Principles of Consolidation
      ---------------------------

      The accompanying consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank, and Herrin First Service Corporation, a wholly-owned subsidiary of Heartland National Bank. All significant intercompany balances and transactions are eliminated in consolidation.

      The subsidiary was formed in 1971 by the Association for the purpose of developing a residential subdivision. Such development was completed and all lots were subsequently sold. No further development activities have been undertaken or are currently planned although the corporation, with regulatory approval, recently purchased and subsequently sold one residential real estate property.

      Cash and Cash Equivalents
      -------------------------

      Cash and cash equivalents were $1,872,000, and $4,263,000 at December 31, 1996 and December 31, 1995, respectively. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts of cash due from banks, and the Bank's Regulation D reserve. The Bank has a reserve requirement pass thru deposit for its deposits at the Federal Home Loan Bank of Chicago. This requirement was $20,000 for both 1996 and 1995. Certificates of deposit with banks are shown separately from cash in the financial statements.

      Investment Securities
      ---------------------

      The Company accounts for its security holdings in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). At acquisition, SFAS No. 115 requires that securities be classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally with the intention of selling them in the near term. The Company has no trading securities. Investment securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using the level-yield method. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in retained earnings, net of tax. Cost of securities sold is recognized using the specific identification method.

      Securities available-for-sale are stated at fair value for December 31, 1996 and December 31, 1995. Fair value is based on market prices quoted in financial publications or other independent sources. Subsequent to adoption of SFAS No. 115, net unrealized gains or losses are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity until realized. The adjusted cost of the specific security available- for-sale that is sold is used to compute any gain or loss upon sale.

      Mortgage-Backed Securities
      --------------------------

      Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities classified as held-to-maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Mortgage-backed securities classified as available- for-sale are stated at fair value at December 31, 1996 and December 31, 1995. Should any securities be sold, cost of securities sold is determined using the specific identification method.

      Real Estate Owned
      -----------------

      Real estate properties acquired through loan foreclosure are recorded at the lower of cost (outstanding principal balance of the related mortgage loan at the date of foreclosure, adjusted for any escrow balance) or fair value, less estimated selling expenses. Costs of holding real estate acquired in settlement of loans are reflected in income currently.

      Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value.

      Property, Equipment and Related Depreciation
      --------------------------------------------

      Land is carried at cost. Properties and equipment are carried at cost, less accumulated depreciation. Depreciation of properties and equipment is being determined by the straight-line method over the estimated useful lives of the related assets.

      Loans Receivable
      ----------------

      Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and discounts. Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Unearned discount on home improvement loans is amortized over the estimated lives of the related loans using various methods which approximate the effective interest method.

      The Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," an amendment of SFAS No. 114, effective January 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. The Company considers all one- to four-family residential mortgage loans, construction loans, and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. These statements apply to all loans that are restructured involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement and the borrower's repayment history. Pursuant to SFAS No. 114, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $15,000 will be considered an insignificant shortfall. The Company does not apply SFAS No. 114 using major risk classifications, but applies SFAS No. 114 on a loan by loan basis. Impaired loans are charged off when management determines that principal and interest are not collectible. At December 31, 1996 and 1995, the Company had no loans that management considered impaired. Impaired loans during the years ended December 31, 1996 and 1995 were not material.

      Any excess of the Company's recorded investment for impairment in the loans over the measured value of the loans is provided for in the allowance for loan losses. At December 31, 1996 and 1995, the Company had no recorded investment in loans meeting the definition of impaired as defined in SFAS No. 114.

      In addition to any loans considered impaired under the criteria outlined above, the Company does have loans on nonaccrual status (as shown in Note
      4) for which impairment has not been recognized. Management's policy is to place a loan on nonaccrual status when it becomes delinquent for more than 90 days or when management believes that the collection of interest is doubtful. Loans are placed on nonaccrual status regardless of their inclusion in the group of smaller-balance homogeneous loans mentioned above which are excluded from SFAS No. 114.

      When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on loans on nonaccrual status is subsequently recognized only to the extent cash payments are received, until such time that in management's opinion, the borrower will be able to meet payments as they become due.

      Valuation Allowance for Loans and Real Estate Owned
      ---------------------------------------------------

      The Company's allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The Company's allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

      Income Taxes
      ------------

      Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Earnings per Share
      ------------------

      Earnings per share are based upon the weighted average number of common shares outstanding during the period. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. The weighted average number of shares used for the year ended December 31, 1996 was 810,252. The Company completed its initial stock offering on June 28, 1996. Earnings per share for the year ended December 31, 1996 have been computed based upon net income for the period from July 1, 1996 to December 31, 1996. The effect on earnings per share for the period June 28, 1996 to June 30, 1996 is not considered significant.

      As no common stock was outstanding during the year ended December 31, 1995, earnings per share information for that period is not applicable.

      Dividends per Share
      -------------------

      In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

      Impact of New Accounting Standards
      ----------------------------------

      Accounting for Employee Stock Ownership Plans. The Accounting Standards Division of the AICPA approved Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," which is effective for fiscal years beginning after December 15, 1993. This statement applies to shares of capital stock of sponsoring employers acquired by employee stock ownership plans (ESOP) after December 31, 1992 that had not been committed to be released as of January 1, 1992. SOP 93-6 will, among other things, change the measure of compensation recorded by employers from the cost of ESOP shares to the fair value of employee stock ownership plan shares. To the extent that the fair value of the Company's ESOP shares, committed to be released directly to compensate employees, differs from the cost of such shares, compensation expenses and a related charge or credit to additional paid-in capital will be reported in the Company's consolidated financial statements.

      During 1996, the Company adopted an employee stock ownership plan. The Company is accounting for the plan according to the provisions of SOP 93-6.

      Accounting for Stock-Based Compensation. SFAS No. 123, "Accounting for Stock Based Compensation" was issued by the FASB in October, 1995. SFAS No. 123 establishes a fair value-based method of accounting for stock options and other equity instruments. It requires the use of that method for transactions with other than employees and encourages its use for transactions with employees. It permits entities to continue to use the intrinsic value method included in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to disclose information in accordance with SFAS No. 123. The general principle underlying SFAS No. 123 is that equity instruments are recognized at the fair value of the consideration received for them. If the fair value of the consideration received cannot be reasonably determined, the fair value of the equity instrument itself may be used. The fair value method of accounting for stock options and other instruments applies this general principle measuring compensation cost for employers as the excess of the fair value of the equity instrument over the amount paid by the employee. The definition of fair value in SFAS No. 123 is the same as that included in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

      SFAS No. 123 requires significantly expanded disclosures, including disclosure of the pro forma amount of net income (and earnings per share for public entities) as if the fair value-based method were used to account for stock-based compensation if the intrinsic value method of APB-25 is retained.

      The recognition requirements for transactions with other than employees apply for transactions entered into after December 15, 1995. The recognition alternative of the fair value-based method for transactions with employees may be implemented immediately upon issuance of SFAS No.
      123. The disclosure requirements, which apply regardless of the recognition method chosen, are applicable for financial statements for fiscal years beginning after December 15, 1995.

      With the adoption in 1997 of stock-based compensation plans (See Note 11), the Company intends to follow the SFAS No. 123 guidelines as appropriate.

      Accounting for the Impairment of Long-Lived Assets. In March, 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, under the criteria of the statement, an asset is impaired, an impairment loss is recognized. SFAS No. 121 is effective for fiscal years ending after December 15, 1995. The Company has adopted the provisions of the statement effective for the year ending December 31, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or operating results.

      Accounting for Mortgage Servicing Rights. In May, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans and no cost should be allocated to the mortgage servicing rights. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS No. 122 is prohibited. The Company has adopted the provision of the statement for the year ending December 31, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's financial position or operating results.

      Accounting for Transfers and Servicing of Financial Assets. In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Subsequent to the issuance of SFAS No. 125, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers for one year the effective date of SFAS No. 125 as applies to secured borrowings and collateral and certain other transactions. The Company will adopt the provisions of SFAS No. 125, as amended by SFAS No. 127, in 1997 and subsequent years as appropriate. The management of the Company does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

      Reclassifications
      -----------------

      Certain reclassifications have been made for 1995 to conform with the 1996 financial statement presentation. The reclassifications had no effect on previously reported net income or retained earnings.

2.  Investment Securities
    ---------------------

      Securities held-to-maturity and available-for-sale consist of the following:


                                                        Gross      Gross     Estimated
                                          Amortized  Unrealized  Unrealized    Market
                                            Cost        Gains      Losses      Value
                                          ---------  ----------  ----------  ---------
                                                           (1,000's)
                                          --------------------------------------------
      Held-to-Maturity:

      December 31, 1996
      -----------------
      U. S. government and
       federal agencies                   $  8,085    $     37    $     29   $  8,093
      Municipal securities *                   945           -           -        945
                                          --------    --------    --------   --------

            Total                         $  9,030    $     37    $     29   $  9,038
            -----                         ========    ========    ========   ========

      *Local issues with no actively traded markets to establish fair market value different from amortized cost.


                                                        Gross      Gross     Estimated
                                          Amortized  Unrealized  Unrealized    Market
                                            Cost        Gains      Losses      Value
                                          ---------  ----------  ----------  ---------
                                                           (1,000's)
                                          --------------------------------------------
      December 31, 1995
      -----------------
      U. S. government and
       federal agencies                   $  8,640    $     41    $     30   $  8,651
      Municipal securities *                   480           -           -        480
                                          --------    --------    --------   --------

            Total                         $  9,120    $     41    $     30   $  9,131
            -----                         ========    ========    ========   ========

      *Local issues with no actively traded markets to establish fair market value different from amortized cost.


                                                        Gross       Gross    Estimated
                                          Amortized  Unrealized  Unrealized    Market
                                            Cost        Gains      Losses      Value
                                          ---------  ----------  ----------  ---------
                                                           (1,000's)
                                          --------------------------------------------
      Available-for-Sale:

      December 31, 1996
      -----------------
      U. S. government and
       federal agencies                   $  2,087    $     21    $      -   $  2,108
      Municipal securities                       -           -           -          -
                                          --------    --------    --------   --------

            Total                         $  2,087    $     21    $      -   $  2,108
            -----                         ========    ========    ========   ========


                                                        Gross       Gross    Estimated
                                          Amortized  Unrealized  Unrealized    Market
                                            Cost        Gains      Losses      Value
                                          ---------  ----------  ----------  ---------
                                                           (1,000's)
                                          --------------------------------------------
      December 31, 1995
      -----------------
      U. S. government and
       federal agencies                   $    100    $      2    $      -   $    102
      Municipal securities                       -           -           -          -
                                          --------    --------    --------   --------

            Total                         $    100    $      2    $      -   $    102
            -----                         ========    ========    ========   ========

      The amortized cost and estimated market value of debt securities at December 31, 1996 and December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

      Amounts maturing in:


                                          Securities                 Securities
                                       Held-to-Maturity           Available-for-Sale
                                    -----------------------     -----------------------
                                                  Estimated                   Estimated
                                    Amortized       Market      Amortized       Market
                                      Cost          Value          Cost         Value
                                    ---------     ---------     ---------     ---------
                                                         (1,000's)
                                    ---------------------------------------------------
      December 31, 1996
      -----------------
      One year or less              $  2,410      $  2,414      $    100      $    100
      After one year through
       five years                      6,300         6,304         1,737         1,756
      After five years through
       ten years                         260           260           250           252
      After ten years                     60            60             -             -
                                    --------      --------      --------      --------

            Total                   $  9,030      $  9,038      $  2,087      $  2,108
            -----                   ========      ========      ========      ========


                                         Securities                 Securities
                                      Held-to-Maturity           Available-for-Sale
                                   ------------------------    -----------------------
                                                 Estimated                   Estimated
                                   Amortized       Market      Amortized       Market
                                     Cost          Value          Cost         Value
                                    ---------     ---------     ---------     ---------
                                                         (1,000's)
                                    ---------------------------------------------------
     December 31, 1995
     -----------------
     One year or less              $  4,526      $  4,529      $      -      $      -
     After one year through
      five years                      4,234         4,242           100           102
     After five years through
      ten years                         245           245             -             -
     After ten years                    115           115             -             -
                                   --------      --------      --------      --------

           Total                   $  9,120      $  9,131      $    100      $    102
           -----                   ========      ========      ========      ========

     No securities were pledged at December 31, 1996 or December 31, 1995 to secure deposits in excess of $100,000.

     During 1995, the Association's subsidiary sold a U. S. Treasury note for total proceeds of $50,000 resulting in gross realized gains of $551. Also during 1995, the Association's service corporation transferred the single remaining $100,000 U. S. Treasury note to available-for-sale as a result of this sale. This security is currently shown at market value as required by SFAS No. 115. The security had an amortized cost of approximately $100,000 with an unrealized gain of approximately $1,400 at transfer. This unrealized gain, net of deferred tax effect, is included in the $244,000 change in net unrealized gain or loss on available-for-sale securities contained in the statement of stockholders' equity for 1995.

3.  Mortgage-Backed and Related Securities
    --------------------------------------

    Mortgage-backed and related securities consist of the following:


                                                        Gross      Gross     Estimated
                                          Amortized  Unrealized  Unrealized    Market
                                            Cost        Gains      Losses      Value
                                          ---------  ----------  ----------  ---------
                                                           (1,000's)
                                          --------------------------------------------
      Held-to-Maturity -

      December 31, 1996
      -----------------

      FNMA                                $  2,697    $     10    $     39   $  2,668
      GNMA                                   1,030           6          25      1,011
      FHLMC                                  2,936           3          90      2,849
                                          --------    --------    --------   --------

            Total                         $  6,663    $     19    $    154   $  6,528
            -----                         ========    ========    ========   ========


                                                        Gross      Gross     Estimated
                                          Amortized  Unrealized  Unrealized    Market
                                            Cost        Gains      Losses      Value
                                          ---------  ----------  ----------  ---------
                                                           (1,000's)
                                          --------------------------------------------
      December 31, 1995
      -----------------

      FNMA                                $  1,437    $     34    $     11   $  1,460
      GNMA                                   1,147          15           2      1,160
      FHLMC                                    544          16           -        560
                                          --------    --------    --------   --------

            Total                         $  3,128    $     65    $     13   $  3,180
            -----                         ========    ========    ========   ========


                                                        Gross      Gross     Estimated
                                          Amortized  Unrealized  Unrealized    Market
                                            Cost        Gains      Losses      Value
                                          ---------  ----------  ----------  ---------
                                                           (1,000's)
                                          --------------------------------------------
      Available-for-Sale -

      December 31, 1996
      -----------------

      FNMA                                $    552    $      -    $     13   $    539
      GNMA                                   1,192           5           3      1,194
      FHLMC                                  1,116           -          35      1,081
                                          --------    --------    --------   --------

            Total                         $  2,860    $      5    $     51   $  2,814
            -----                         ========    ========    ========   ========


                                                        Gross      Gross     Estimated
                                          Amortized  Unrealized  Unrealized    Market
                                            Cost        Gains      Losses      Value
                                          ---------  ----------  ----------  ---------
                                                           (1,000's)
                                          --------------------------------------------
      December 31, 1995
      -----------------

      Collateralized mortgage
       obligations - FNMA                 $  3,984    $     36    $      -   $  4,020
      Collateralized mortgage
       obligations - Private                    32           2           -         34
      FNMA                                     708           -           1        707
      GNMA                                   1,370           3           2      1,371
      FHLMC                                  1,215           -          12      1,203
                                          --------    --------    --------   --------

            Total                         $  7,309    $     41    $     15   $  7,335
            -----                         ========    ========    ========   ========

      The above securities, other than those indicated as private, are issued, guaranteed or collateralized by one of the following: the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

      A summary of maturities of mortgage-backed and related securities held-to-maturity and available-for-sale as of December 31, 1996 is shown below.


                                          Securities                 Securities
                                       Held-to-Maturity           Available-for-Sale
                                    -----------------------     -----------------------
                                                  Estimated                   Estimated
                                    Amortized       Market      Amortized       Market
                                      Cost          Value          Cost         Value
                                    ---------     ---------     ---------     ---------
                                                         (1,000's)
                                    ---------------------------------------------------
      Mortgage-backed securities:
        In one year or less         $      -      $      -      $      -      $      -
        After one year through
         five years                    2,444         2,369         1,668         1,620
        After five years through
         ten years                     1,459         1,442             -             -
        After ten years                2,760         2,717         1,192         1,194
                                    --------      --------      --------      --------

            Total                   $  6,663      $  6,528      $  2,860      $  2,814
            -----                   ========      ========      ========      ========

      A summary of maturities of mortgage-backed and related securities held-to-maturity and available-for-sale as of December 31, 1995 is shown below.

                                          Securities                 Securities
                                       Held-to-Maturity           Available-for-Sale
                                    -----------------------     -----------------------
                                                  Estimated                   Estimated
                                    Amortized       Market      Amortized       Market
                                      Cost          Value          Cost         Value
                                    ---------     ---------     ---------     ---------
                                                         (1,000's)
                                    ---------------------------------------------------
      Mortgage-backed securities:
        In one year or less         $      -      $      -      $      -      $      -
        After one year through
         five years                        -             -         1,923         1,910
        After five years through
         ten years                         -             -         1,011         1,025
        After ten years                3,128         3,180         4,375         4,400
                                    --------      --------      --------      --------

            Total                   $  3,128      $  3,180      $  7,309      $  7,335
            -----                   ========      ========      ========      ========


      On December 15, 1995, the Association transferred mortgage-backed and related securities previously classified as held-to-maturity to available-for-sale. The amortized cost of these securities was $4,016,000 resulting in a gross unrealized gain of $79,000 at December 31, 1995. The unrealized gain, net of deferred tax effect, is included in the $244,000 change in net unrealized gain or loss on available-for-sale securities contained in the statement of stockholders' equity for 1995. This transfer occurred during the period authorized by the Financial Accounting Standards Board's implementation guidance on SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Office of the Comptroller of the Currency concurred with the guidance's intent to allow financial institutions to move securities from the held-to-maturity to the available-for-sale category without calling into question an institution's intent to hold other securities to maturity. The period that this transfer could occur was from November 15, 1995 to December 31, 1995.

      These securities were collateralized mortgage obligations and were regularly subjected to a nationally recognized securities test in order to determine their acceptability as investments of the Association.

      These securities were sold during 1996 for total proceeds of $4,025,000, resulting in gross realized gains of $13,000 and gross realized losses of $3,000. No mortgage-backed and related securities were sold during 1995.

4.  Loans Receivable, Net
    ---------------------

    A comparative summary of loans receivable follows:

                                                          December 31,
                                                      ------------------
                                                         1996     1995
                                                         ----     ----
                                                           (1,000's)
                                                      ------------------
      Type of Loan:
      ------------
      Real estate loans:
        One- to four-family residential               $ 33,208  $ 29,890
        Multi-family residential                         1,520     1,257
        Construction                                     1,010     1,404
        Church                                           1,875     1,705
        Commercial                                       2,633       766
                                                      --------  --------

            Total Real Estate Loans                   $ 40,246  $ 35,022
            -----------------------                   --------  --------

      Consumer loans: (Net of unearned
       discount of $19,000 at December 31,
       1996 and $41,000 at December 31, 1995)
        Automobiles                                   $    346  $    236
        Savings account                                    503       524
        Home improvement                                   490       249
        Other                                              545       329
                                                      --------  --------

            Total Consumer Loans                      $  1,884  $  1,338
            --------------------                      --------  --------

            Total Gross Loans                         $ 42,130  $ 36,360
            -----------------                         --------  --------

      Less:
        Loans in process                              $    267  $    873
        Deferred service charge                             97       127
        Allowance for loan losses                          300       300
                                                      --------  --------

            Total                                     $ 41,466  $ 35,060
            -----                                     ========  ========


      Nonaccrual loans totaled $493,000 and $570,000 at December 31, 1996 and 1995, respectively. Gross interest income of approximately $16,000 and $20,000 for the years ended December 31, 1996 and 1995, respectively, would have been recorded on nonaccrual loans if interest income had been recognized throughout the periods. None of this income was actually recognized on the cash basis during these periods.

5.  Investments Required by Law
    ---------------------------

    Investments required by law consist of the following:

                                                          December 31,
                                                      ------------------
                                                         1996     1995
                                                         ----     ----
                                                           (1,000's)
                                                      ------------------
      Federal Home Loan Bank stock                    $    366  $    342
      Federal Reserve Bank stock                           123         -
                                                      --------  --------

            Total                                     $    489  $    342
            -----                                     ========  ========



      The above investments are valued at cost, which represents redemption value and approximates fair value.

6.  Allowance For Losses
    --------------------
    A summary of the changes in the allowance for loan losses for the years ended December 31, 1996 and 1995 is as follows:

                                                          December 31,
                                                      ------------------
                                                         1996     1995
                                                         ----     ----
                                                           (1,000's)
                                                      ------------------
      Balance at beginning of period                  $    300  $    100

      Write offs                                            (5)        -
      Recoveries                                             -         -
      Provision                                              5       200
                                                      --------  --------

      Balance at end of period                        $    300  $    300
                                                      ========  ========


7.  Accrued Interest Receivable
    ---------------------------

    Accrued interest receivable is summarized as follows:

                                                          December 31,
                                                      ------------------
                                                         1996     1995
                                                         ----     ----
                                                           (1,000's)
                                                      ------------------

      Investment securities                           $    158  $    116
      Mortgage-backed securities                            50        55
      Accrued dividends - FHLB stock                         7         6
      Loans                                                101        56
                                                      --------  --------

            Total                                     $    316  $    233
            -----                                     ========  ========


8.  Property, Equipment and Property Held for Investment
    ----------------------------------------------------

    Property, equipment and property held for investment are summarized as follows:

                                                          December 31,
                                                      ------------------
                                                         1996     1995
                                                         ----     ----
                                                           (1,000's)
                                                      ------------------
      Land and land improvements                      $    164  $    158
      Office buildings and improvements                    279       251
      Furniture and equipment                              321       283
      Rental property and real estate held
       for development                                      79       197
                                                      --------  --------

                                                      $    843  $    889
      Less - Accumulated depreciation                      364       317
      ----                                            --------  --------

            Total                                     $    479  $    572
            -----                                     ========  ========


      Depreciation expense for the years ended December 31, 1996 and 1995 was $47,000 and $47,000, respectively.

9.  Deposits
    --------

      Deposit accounts and interest rates at December 31, 1996 and 1995 were as follows:


                                                     1996                         1995
                                          --------------------------   ---------------------------
                                                            Percent                       Percent
                                          Interest             of      Interest              of
                                            Rate    Amount  Accounts     Rate     Amount  Accounts
                                          --------  ------  --------   --------   ------  --------
                                                                 (1,000's)
                                          --------------------------------------------------------

                Noninterest-bearing
                 accounts                    N/A    $   248    0.47%     N/A     $     -    0.00%
                                           ------   -------  ------    ------    -------  ------

                NOW accounts                 3.04%  $ 8,912   16.87%     3.05%   $ 9,169   16.48%
                                           ------   -------  ------    ------    -------  ------

                Passbook                     3.84%  $ 6,649   12.58%     3.85%   $ 6,418   11.54%
                                           ------   -------  ------    ------    -------  ------

                Christmas Club               4.08%  $    10    0.02%     4.08%   $    11    0.02%
                                           ------   -------  ------    ------    -------  ------

                Certificates of Deposit
                  91 day                4.60%-4.73% $   549    1.04% 4.83%-4.88% $   716    1.29%
                   6 month              4.98%-5.19%   4,361    8.25% 5.32%-5.48%   5,120    9.20%
                  12 month              5.28%-5.48%   7,204   13.63% 5.90%-6.19%   7,244   13.02%
                  18 month              6.17%-6.32%   3,856    7.30% 6.36%-6.41%   3,636    6.54%
                 700 day                     6.93%      811    1.54%      6.92%      980    1.76%
                  30 month              5.80%-5.85%   6,000   11.36% 4.99%-5.22%   6,755   12.14%
                   3 year               5.62%-7.04%   2,917    5.52% 5.10%-7.11%   3,665    6.58%
                   4 year               6.11%-6.45%   1,092    2.07% 6.18%-6.38%   1,150    2.07%
                   5 year               6.09%-6.16%   2,969    5.62% 6.17%-6.19%   3,304    5.94%
                   6 year               6.17%-6.37%   1,174    2.22% 6.51%-6.59%   1,266    2.28%
                   8 year               6.52%-6.83%   1,326    2.51% 6.55%-6.94%   1,558    2.80%
                  Jumbo                      7.08%      323    0.61%         - %       -       -%
                                        ----------  -------  ------  ----------  -------  ------

                                                    $32,582   61.67%             $35,394   63.62%
                                                    -------  ------              -------  ------
                Individual retirement
                 accounts               6.09%-6.73% $ 4,431    8.39% 5.87%-6.69% $ 4,640    8.34%
                                        ----------  -------  ------  ----------  -------  ------

                      Total                         $52,832  100.00%             $55,632  100.00%
                      -----                         =======  ======              =======  ======

      The following schedule sets forth the amount and maturities of time deposits at December 31, 1996 and 1995:

                                                           December 31,
                                                       -------------------
                                                        1996        1995
                                                        ----        ----
                                                            (1,000's)
                                                       -------------------
      Maturing in - Less than one year                 $23,071     $20,441
                  - From one to two years                8,492      10,833
                  - From two to three years              2,977       5,700
                  - From three to four years               347       1,188
                  - From four to five years              1,245         170
                  - Over five years                        881       1,702
                                                       -------     -------

            Total                                      $37,013     $40,034
            -----                                      =======     =======

      The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $4,496,000 at December 31, 1996 and $4,868,000 at December 31, 1995.

      The Bank did not have brokered deposits at December 31, 1996 and 1995. Deposits in excess of $100,000 are not federally insured.

      Deposits by officers, directors, and employees were $1,765,000 at December 31, 1996 and $778,000 at December 31, 1995.

      Interest expense on deposits for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                          December 31,
                                                      -------------------
                                                       1996        1995
                                                       ----        ----
                                                           (1,000's)
                                                      -------------------

            Interest on passbooks                     $    252  $    252
            Interest on NOW accounts                       267       265
            Interest on time deposits                    2,220     2,130
            Early withdrawal penalties                     (20)      (18)
                                                      --------  --------

                  Total                               $  2,719  $  2,629
                  -----                               ========  ========


10.   Income Taxes
      ------------

      The Company and its subsidiary file consolidated federal income tax returns on a calendar year basis.

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

      During the third quarter of 1996, the Small Business Job Protection Act of 1996 (Small Business Act) was enacted into law. Under this law, for years beginning after 1995, thrift institutions (such as the Association) are required to recapture "excess bad debt reserves" over a six-year period. However, pre-1988 reserves are not included in these excess bad debt reserves. As the conversion of the Association to the Bank had not taken place as of December 31, 1995 (the effective date of the new law), the Bank was still a thrift institution as of that date. Therefore, it is the current judgment of management that due to the change enacted by the Small Business Act, the pre-1988 reserves will not be required to be recaptured into taxable income. As a result in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the $450,000 increase in income taxes made during 1995 is being reversed during the current period as a change to income from continuing operations, leading to a $450,000 decrease in income tax expense and deferred income taxes as of December 31, 1996.

      Income tax expense is summarized as follows:



                                                          December 31,
                                                      -------------------
                                                       1996        1995
                                                       ----        ----
                                                           (1,000's)
                                                      -------------------
      Current Tax Expense (Benefit)
      -----------------------------
        Federal                                       $     44  $     96
        State                                              (20)      (14)
                                                      --------  --------

            Total Current                             $     24  $     82
            -------------                             --------  --------

      Deferred Tax Expense (Benefit)
      ------------------------------
        Federal                                       $   (388) $    337
        State                                              (88)       76
                                                      --------  --------

            Total Deferred                            $   (476) $    413
            --------------                            --------  --------

      Total Expense (Benefit)                         $   (452) $    495
      -----------------------                         ========  ========


      A reconciliation of income taxes at the federal statutory rates to the income tax expense in the financial statements is as follows:


                                                          December 31,
                                                      -------------------
                                                       1996        1995
                                                       ----        ----
                                                           (1,000's)
                                                      -------------------

      Income tax at statutory rates                   $     26   $     68
      State income tax - Current year                      (25)       (21)
      Recapture of tax bad debt reserves - Federal           -        367
                                          - State            -         83
      Reversal of bad debt recapture due to
       new law                                            (450)         -
      Other                                                 (3)        (2)
                                                      --------   --------

      Income tax expense (benefit)                    $   (452)  $    495
                                                      ========   ========

      Effective tax rates                              (587.01)%   250.00%
                                                      ========   ========



      The Tax Reform Act of 1986 set the statutory rate at 34% effective July 1, 1987. For the periods presented, deferred tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes.

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:


                                                          December 31,
                                                      -------------------
                                                       1996        1995
                                                       ----        ----
                                                           (1,000's)
                                                      -------------------

      Deferred tax assets:
        Allowance for unrealized losses on
         securities available-for-sale                $    10   $      -
        Allowance for loan losses                         116        116
        Deferred loan fees                                 23         28
        Benefits not currently deductible                  23          -
        Other                                               5          5
                                                      -------   --------

            Total Deferred Tax Assets                 $   177   $    149
            -------------------------                 -------   --------



                                                          December 31,
                                                      -------------------
                                                       1996        1995
                                                       ----        ----
                                                           (1,000's)
                                                      -------------------

      Deferred tax liabilities:
        Federal Home Loan Bank
         stock dividends                              $    18   $     18
        Allowance for unrealized gains
         on securities available-for-sale                   -         11
        Tax basis bad debt reserve                         64         76
        Difference between book and tax
         depreciation                                      31         26
        Recapture of tax basis bad debt reserves            -        450
                                                      -------   --------

            Total Deferred Tax Liabilities            $   113   $    581
            ------------------------------            -------   --------

      Net Deferred Tax Asset (Liability)              $    64   $   (432)
      ----------------------------------              =======   ========


      No valuation allowance was required for deferred tax assets at December 31, 1996 and 1995.

      Taxes relating to gains on security sales were approximately $4,000 and $200 for the years ending December 31, 1996 and 1995, respectively.

11.   Pension Plan, Benefit Plans and Agreements
      ------------------------------------------

      Financial Institutions Retirement Fund
      --------------------------------------

      The Bank participates in an industry-wide tax-qualified pension trust administered by the Financial Institutions Retirement Fund. As of June 30, 1996, the plan (through all of its participating employers) covers 17,215 employee-members and 17,379 retirees and beneficiaries. An employee will be eligible for membership in the Comprehensive Retirement Program on the first day of the month following the employee's first year of service and attainment of age 21. A member will be considered active or inactive depending on whether or not he or she completes 1,000 hours of service each calendar year.

      For the plan year beginning July 1, 1996 the full funding limitation will continue to be applied on an employer-by-employer basis. Each employer in an overfunded position will use its excess designated "Future Employer Contribution Offset" (FECO), to absorb future contribution requirements. Employers who are in an unfunded position are billed by the Fund for their required contributions.

      The actuarial cost method used to value all benefits except pre-retirement death and disability benefits is the projected unit credit cost method. For the pre-retirement death and disability benefits, a one year term cost method is used to determine the employer contribution. In the actuarial valuation, assumptions are made as to future compensation levels, mortality, turnover, etc. Unfunded accrued liabilities and actuarial experience gains and losses are amortized over various periods prescribed by law. Actuarial gains and losses are spread as a part of the valuation method. The market value of the net assets of the Retirement Fund exceeds the liabilities for the present value of accrued benefits.

      Separate actuarial valuations are not made with respect to each employer, nor are the plan assets so segregated. The Bank's (formerly the Association's) prior service costs have been funded and are being amortized over a ten-year period. Current funding costs are charged to operations. Total pension expense for the years ended December 31, 1996 and 1995 was $ - 0 - for both years.

      Employee Stock Ownership Plan
      -----------------------------

      The Company has established a tax qualified employee stock ownership plan
      (ESOP) for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest beginning December 31, 1996. The principal is to be repaid in equal installments with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period. ESOP benefits expense recorded during the year ended December 31, 1996 was $98,557.

      Director Retirement Plan
      ------------------------

      In connection with the stock conversion of the Association to the Bank, the Board of Directors of the Association (now the Bank) has adopted a director retirement plan, effective December 31, 1995, for its directors who are members of the Board of Directors at some time on or after the plan's effective date. Under the plan, a bookkeeping account in each participant's name is credited with "Performance Units" according to the following formula: (i) 70 Performance Units for each full year of service as a director prior to 1996 plus (ii) 100 Performance Units for each full year of service as a director after 1995 with the value of each Performance Unit equal to the average fair market value of one share of the Company's common stock as of December 31st of each of the three years preceding the determination date (or such shorter period as to which trading information is available). Additional Performance Units are to be credited at the end of each year after 1995 based upon the amount of dividends paid on the Company's common stock. A participant's vested interest in Performance Units credited on the plan's effective date equals 50% if the participant serves on the Board for less than a year after 1995, 75% after the second year, and 100% after the third year. In the event a participant's service on the Board is terminated due to death or disability, the vested percentage becomes 100% regardless of the number of years of service. Performance Units credited after the plan's effective date are fully vested at all times.

      As Company stock was outstanding during the last half of 1996, a liability of $43,919 (and related expense) has been recognized in the financial statements as of December 31, 1996 based on the vested value of the interests in the director retirement plan as of that date.

      Management Recognition Plan
      ---------------------------

      On January 28, 1997, the stockholders of the Company approved a management recognition plan (MRP). With funds to be contributed by the Company, the MRP intends to purchase, in the aggregate, 35,075 shares of the Company's common stock (the maximum number of shares allowed to be purchased). Such shares may be purchased in the open market or in the form of shares newly issued by the Company. At the effective date of the plan, certain executive officers and directors of the Company and the Bank will receive an award of common stock under the MRP up to a potential total of 26,301 shares. Common stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company will recognize compensation expense based on the fair market value of the common stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award.

      Stock Option and Incentive Plan
      -------------------------------

      Also on January 28, 1997, the stockholders of the Company approved a stock option and incentive plan. The option plan provides for the granting of stock options and stock appreciation rights to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the plan after which no awards may be granted. The plan intends to reserve 87,687 authorized, but unissued shares (or treasury shares), of common stock for issuance upon the future exercise of options or stock appreciation rights. At the effective date of the plan, certain executive officers and directors of the Company and the Bank will receive a grant of an option under the plan to purchase up to 87,683 shares of common stock at an exercise price per share equal to its fair market value on that date. The plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date the option was granted.

      As neither the management recognition plan nor the stock option and incentive plan was in effect during 1996, no financial effect of these plans is reflected on the accompanying financial statements.

      Employment Agreements
      ---------------------

      The Company and the Bank have entered into separate employment agreements with certain officers of the Company and the Bank. These agreements provide for salary terms, potential severance benefits, and potential benefits which could be due to these officers in the event of a change in control of the Company.

12.   Regulatory Capital
      ------------------

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1996, management believes that the Bank would be categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 10%, 6%, and 5%, respectively.

      The Bank's actual and required capital amounts and ratios as of December 31, 1996 are as follows:


                                              Actual            Required
                                         ----------------    ---------------
      (Dollars in thousands)             Amount    Ratio     Amount    Ratio
                                         ------    -----     ------    -----

      Total capital
       (to risk-weighted assets):        $9,460    29.44%    $2,570    8.00%

      Tier 1 capital
       (to risk-weighted assets):         9,382    29.20%     1,285    4.00%

      Tier 1 capital
       (to average assets):               9,382    14.71%     1,913    3.00%



      The Bank is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years.

      On September 30, 1996, a bill was signed into law which requires financial institutions which are members of the Savings Association Insurance Fund
      (SAIF) to pay a special one-time assessment on insured deposits. Subsequent to that date, the Bank was informed that the amount of the special assessment to be paid by the Bank was approximately $351,000. This payment has been recorded on the financial statements as of and for the year ended December 31, 1996 as a charge to expense.

13.   Other Noninterest Income and Expense
      ------------------------------------

      Other noninterest income and expense amounts are summarized as follows:

                                                          December 31,
                                                      -----------------
                                                         1996     1995
                                                         ----     ----
                                                           (1,000's)
                                                      -----------------
      Other Noninterest Income
      ------------------------
        Service charges                               $   127   $   113
        Rental income                                       1        10
        Other                                               7        12
                                                      -------   -------

            Total                                     $   135   $   135
            -----                                     =======   =======

      Other Noninterest Expense
      -------------------------
        Audit and accounting service                  $    45   $    25
        Consultation fees                                   -         5
        Contributions                                       6         1
        Dues                                                7         6
        General assessment                                 23        20
        Insurance and surety bond                          20        19
        Payroll taxes                                      36        33
        Real estate owned expense                          14         5
        Other                                              99        40
                                                      -------   -------

            Total                                     $   250   $   154
            -----                                     =======   =======


14.   Related Party Transactions
      --------------------------

      Officers and directors of the Company and the Bank, and individuals related to such individuals, incurred indebtedness in the form of loans as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. The balance of these loans at December 31, 1996 and 1995, totaled approximately $542,000 and $432,000, respectively.

                                                          December 31,
                                                      -----------------
                                                         1996     1995
                                                         ----     ----
                                                           (1,000's)
                                                      -----------------
      Balance at January 1                            $    432  $   156

        New Loans                                          428      289
        Payments                                          (318)     (13)
                                                      --------  -------

      Balance at December 31                          $    542  $   432
                                                      ========  =======


      The Association's subsidiary purchased the former residence of the Association's current president during July, 1995 for $118,000. This transaction was approved by both the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The property was sold in May, 1996 for gross proceeds of $112,000.

      During the period January to November, 1995, the Company's current president rented property held by the Association for rent. The rent paid to the Association by the president was $550 per month.

      The above two transactions were made on substantially the same terms and conditions as those for comparable third-party transactions.

15.   Deferred Compensation
      ---------------------

      The Company has an agreement with certain directors to invest a part of current directors fees. These fees are held in Company accounts at the Bank's highest certificate rate until the permanent disability, resignation, or removal from office of the director, at which time the fees are payable in either a lump sum or on a monthly installment basis as directed by an election made by the director.

      The total liability is $61,000 and $68,000 for the years ended December 31, 1996 and 1995, respectively. A $10,000 payment was made from the accounts during 1996. Deferred compensation contributions charged to income for the years ended December 31, 1996 and 1995 were $ - 0 - for both years.

16.   Commitments and Contingencies
      -----------------------------

      The Bank is, in the normal course of business, a party to certain off-balance-sheet financial instruments with inherent credit risk. These instruments, which include commitments to extend credit and standby letters of credit, are used by the Bank to meet the financing needs of its customers. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the Company's statements of financial condition.

      Financial instruments with off-balance-sheet credit risk for which the contract amounts represent potential risk were as follows:


                                                            December 31,
                                               ----------------------------------------
                                                     1996                 1995
                                                     ----                 ----
                                                              (1,000's)
                                               ----------------------------------------
                                                        Interest             Interest
                                               Amount     Rate      Amount     Rate
                                               ------   --------    ------   --------

      Commitments to extend credit - Fixed      $349   8.00%-8.75%   $393   7.95%-8.50%
                                   - Variable    579       7.13%      312   6.75%-6.95%
                                                 ---                  ---

            Total                               $928                 $705
            -----                                ===                  ===


      The Company's maximum exposure to credit loss under commitments to extend credit and standby letters of credit is the equivalent of the contractual amount of those instruments. The same credit policies are used by the Company in granting commitments and conditional obligations as are used in the extension of credit.

      The commitments noted above consist of loans approved by the Bank with the funds not yet being disbursed. Commitments to extend credit are legally binding agreements to lend to a borrower as long as the borrower performs in accordance with the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses. As a portion of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

      Standby letters of credit are commitments issued by the Bank to guarantee the specific performance of a customer to a third party. At December 31, 1996 and 1995, the Bank had no such commitments outstanding.

      Collateral may be required by both commitments and standby letters of credit in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. Collateral held varies but may include residential and commercial real estate, accounts receivable, inventory and equipment.

      The Company is involved in various litigation arising in the ordinary course of business. In the opinion of management, at the present time, disposition of the suits and claims will not have a material effect on the financial position of the Company.

17.   Significant Group Concentration of Credit Risk
      ----------------------------------------------

      Most of the Bank's business activity is with customers located within Williamson, Jackson, and Franklin counties in Illinois. At December 31, 1996 and 1995, the Bank was considered to have a significant concentration of credit risk for loans made to various local churches. Loans made to various churches total $1,875,000 and $1,705,000 at December 31, 1996 and 1995, respectively. This comprises 4% of the total loan portfolio and 15% of tangible capital at December 31, 1996.

18.   Liquidation Account
      -------------------

      At the time of conversion from the Association, the Bank established a liquidation account for the benefit of eligible savings account holders who continue to maintain their savings accounts with the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such event), eligible savings account holders who continue to maintain their accounts with the Bank shall be entitled to receive a distribution from the liquidation account after payment to all creditors but before any liquidation distribution with respect to common stock. The initial liquidation account will be proportionately reduced for any subsequent reduction in the eligible holder's deposit accounts. The creation and maintenance of the liquidation account will not restrict the use or application of any of the capital accounts of the Company, except that the Company may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such dividend or repurchase would be to cause the Company's net worth to be reduced below the aggregate amount then required for the liquidation account or the amount required by federal or state law.

19.   Subsequent Events
      -----------------

      In January, 1997, the Bank borrowed $1,500,000 from the Federal Home Loan Bank of Chicago at interest rates ranging from 5.69% to 5.77%. All of these borrowings are due and payable within six months of the borrowing date.

      On January 23, 1997, the Bank sold a section of foreclosed real estate property for $84,000. This property was being carried on the Bank's records at a value of $91,000.

      As discussed in Note 11, the Company adopted a management recognition plan and a stock option and incentive plan in 1997.

20.   Fair Value of Financial Instruments
      -----------------------------------

      The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

      Cash and cash equivalents and certificates of deposit - The carrying amount of cash and short-term instruments approximate their fair value.

      Securities held-to-maturity and securities available-for-sale - Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

      Loans receivable and loan commitments - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), other consumer loans, commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

      Investments required by law - Stock in Federal Home Loan Bank and stock in Federal Reserve Bank are valued at cost which represents redemption value and approximates fair value.

      Deposit liability - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      Accrued interest - The carrying amounts of accrued interest approximate their fair values.

      The Company, in accordance with SFAS No. 107, has estimated fair values of the financial instruments as follows:


                                                   December 31,        December 31,
                                                       1996                1995
                                                 ----------------    ----------------
                                                    (1,000's)           (1,000's)
                                                 ----------------    ----------------
                                                 Carrying   Fair     Carrying   Fair
                                                  Amount    Value     Amount    Value
                                                 --------   -----    --------   -----
      Financial Assets:
        Cash and cash equivalents                $ 1,872   $ 1,872   $ 4,263   $ 4,263

        Certificates of deposit                      293       293       981       981

        Investment securities and mortgage-
         backed and related securities            20,615    20,488    19,685    19,748

        Loans                                     41,766    42,140    35,360    36,645
        Allowance for loan losses                   (300)        -      (300)        -
                                                 -------   -------   -------   -------

        Loans, net of allowance                   41,466    42,140    35,060    36,645

        Investments required by law                  489       489       342       342

        Accrued interest receivable                  316       316       233       233

      Financial Liabilities:
        Deposits                                  52,832    52,994    55,632    55,783

        Accrued interest on deposits                  49        49        66        66

      Loan Commitments                               928       939       705       707



21.   Parent Company Financial Information
      ------------------------------------

      The following are a condensed balance sheet as of December 31, 1996 and a condensed statement of income and cash flows for the period ended December 31, 1996 for Heartland Bancshares, Inc. (parent company only):


                             Condensed Balance Sheet
                             -----------------------

      (In Thousands)                                         1996
      ------------------------------------------------------------
      Assets:
        Cash                                               $   447
        Investment securities and mortgage-
         backed securities                                   2,745
        Investment in subsidiary                             4,479
        Other assets                                           108
                                                           -------

            Total Assets                                   $ 7,779
                                                           =======

      Liabilities and Stockholders' Equity:
        Other liabilities                                  $    12
        Stockholders' equity                                 7,767
                                                           -------

            Total Liabilities and Stockholders' Equity     $ 7,779
                                                           =======


                          Condensed Statement of Income
                          -----------------------------

      (In Thousands)                                         1996
                                                           -------

      Interest income                                      $    74
      Interest expense                                           -
                                                           -------

                                                           $    74
      Operating expenses                                        90
                                                           -------

        Income (loss) before income taxes and equity
         in undistributed earnings of subsidiary           $   (16)

      Income tax expense (benefit)                              (1)
                                                           -------

        Income (loss) before equity in undistributed
         earnings of subsidiary                            $   (15)

      Equity in undistributed earnings of subsidiary           380
                                                           -------

            Net Income                                     $   365
                                                           =======



                       Condensed Statement of Cash Flows
                       ---------------------------------

      (In Thousands)                                         1996
      ------------------------------------------------------------
      Operating activities:
        Net income                                         $   365
        Equity in undistributed earnings of subsidiary        (380)
        Other, net                                             (19)
                                                           -------

            Net Cash Used in Operating Activities          $   (34)
                                                           -------

      Investing activities:
        Capital contributions to subsidiary                $(4,074)
        Increase in investment securities                   (2,730)
                                                           -------

            Net Cash Used in Investing Activities          $(6,804)
                                                           -------

      Financing activities:
        Proceeds from issuance of stock                    $ 7,446
        Dividends paid                                        (161)
                                                           -------

            Net Cash Provided by Financing Activities      $ 7,285
                                                           -------

            Net Change in Cash and Cash Equivalents        $   447

      Cash and Cash Equivalents at Beginning of Year             -
                                                           -------

      Cash and Cash Equivalents at End of Year             $   447
                                                           =======

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Information regarding executive officers of the Company is incorporated by reference to the section captioned "Proposal I -- Election of Directors -- Executive Officers Who Are Not Directors" in the Proxy Statement.

Item 10. Executive Compensation
-------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned in "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" in the Proxy Statement.

         (c)      Changes in Control

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

(a) Exhibits. The exhibits required by Item 601 of Regulation S-B are either
    --------
filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.


      No.         Exhibits
      --          --------
 *     3.1        Articles of Incorporation of Heartland Bancshares, Inc.
 *     3.2        Bylaws of Heartland Bancshares, Inc.
+*    10.1        Heartland Bancshares, Inc. 1996 Stock Option
                     and Incentive Plan
+*    10.2        Heartland Bancshares, Inc. Management Recognition Plan
+*    10.3(a)     Employment Agreements by and between Heartland National
                     Bank and Roger O. Hileman, Christy L. Cripps and
                     Ronald D. Maddox
+*    10.3(b)     Employment Agreements by and between Heartland Bancshares,
                     Inc. and Roger O. Hileman, Christy L. Cripps and
                     Ronald D. Maddox
+*    10.4        First Federal Savings and Loan Association of Herrin
                     Retirement Plan for Directors
      21          Subsidiaries of the Registrant
      23          Consent of Gray Hunter Stenn, CPAs
      27          Financial Data Schedule

---------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-798)
+        Management contract or compensatory plan.


(b)      Reports on Form 8-K. No Reports on Form 8-K were filed by the Company
         -------------------
         during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEARTLAND BANCSHARES, INC.

March 26, 1997                         By: /s/ Roger O. Hileman
                                           --------------------

                                           Roger O. Hileman
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Roger O. Hileman                                      March 26, 1997
      -------------------------------------------------------
      Roger O. Hileman
      President, Chief Executive Officer and Director
      (Principal Executive, Financial and Accounting Officer)

By:   /s/ James C. Walker                                       March 26, 1997
      -------------------------------------------------------
      James C. Walker
      Chairman of the Board


By:   /s/ Paul R. Calcaterra                                    March 26, 1997
      -------------------------------------------------------
      Paul R. Calcaterra
      Director


By:   /s/ B. D. Cross                                           March 26, 1997
      -------------------------------------------------------
      B. D. Cross
      Director


By:   /s/ Charles Stevens                                       March 26, 1997
      -------------------------------------------------------
      Charles Stevens
      Director


By:   /s/ Randall A. Youngblood                                 March 26, 1997
      -------------------------------------------------------
      Randall A. Youngblood
      Director