Form 10QSB
period 1997-03-31
HEARTLAND BANCSHARES INC
filed 1997-05-15
CIK 1007002

                          FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

              For Quarter Ended March 31, 1997

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


    As of May 13, 1997, there were 876,875 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding.


     Transitional small business disclosure format (check one):
Yes         No   X
    ------     -----

                 PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  HEARTLAND BANCSHARES, INC.
                   --------------------------
                        AND SUBSIDIARY
                        --------------
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------
                       (IN THOUSANDS)
                       -------------

                                                     March 31,    December 31,
                                                       1997          1996
                                                    ----------   ------------
                                                    (Unaudited)
                   ASSETS
                   ------
Cash and cash equivalents
  Interest-bearing                                   $  1,392     $    658
  Noninterest-bearing                                   1,873        1,214
Certificates of deposit                                   293          293
Investment securities available-for-sale at
 estimated market value                                 2,174        2,108
Investment securities held-to-maturity                  7,781        9,030
Mortgage-backed and related securities available-
 for-sale at estimated market value                     2,676        2,814
Mortgage-backed and related securities held-to-
 maturity                                               6,452        6,663
Loans receivable, net                                  43,407       41,466
Investments required by law                               489          489
Property, equipment, and property held
 for investment, net                                      493          479
Accrued interest receivable                               365          316
Prepaid expenses and other assets                          47           56
Prepaid income taxes                                       29           73
Foreclosed real estate                                     39          133
Deferred tax asset                                         90           64
                                                     --------     --------
TOTAL ASSETS                                         $ 67,600     $ 65,856
------------                                         ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Liabilities
-----------
  Deposits                                           $ 53,170     $ 52,832
  Advances from Federal Home Loan Bank                  1,500            -
  Accrued interest payable                                 64           49
  Advances from borrowers for taxes and insurance         372          252
  Other liabilities                                       110          107
                                                     --------     --------
      Total Liabilities                              $ 55,216     $ 53,240
                                                     --------     --------
Commitments and Contingencies
-----------------------------
Stockholders' Equity
--------------------
  Preferred stock, 1,000,000 shares authorized,
     - 0 - issued                                    $      -     $      -
  Common stock, $.01 par value per share:
     4,000,000 shares authorized; 876,875 shares
     issued and outstanding at March 31, 1997
     and December 31, 1996                                  9            9
  Additional paid-in capital                            8,162        8,153
  Unearned ESOP shares                                   (614)        (632)
  Management recognition plan shares                     (230)           -
  Retained earnings - substantially restricted          5,098        5,101
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                          (41)         (15)
                                                     --------     --------
      Total Stockholders' Equity                     $ 12,384     $ 12,616
                                                     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 67,600     $ 65,856
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

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                  ------------------------------------
                             (UNAUDITED)
                             -----------

                                                       Three Months Ended
                                                    -----------------------
                                                     March 31,    March 31,
                                                      1997         1996
                                                   ----------    ---------
Interest Income
---------------
  Interest on first mortgage loans                  $    797     $    663
  Interest on other loans                                 38           28
  Interest on investments, securities, and
   deposits with banks                                   189          199
  Interest on mortgage backed securities                 150          132
                                                    --------     --------
      Total Interest Income                         $  1,174     $  1,022
      ---------------------
Interest Expense
----------------
  Interest on deposits                                   643          698
  Interest on borrowings                                  16            -
                                                    --------     --------
      Total Interest Expense                        $    659     $    698
      ----------------------                        --------     --------
Net Interest Income                                 $    515     $    324
-------------------
Provision for Loan Losses                                 10            -
-------------------------                           --------     --------
Net Interest Income After Provision
-----------------------------------
 for Loan Losses                                    $    505     $   324
 ---------------                                    --------     --------
Non-Interest Income
-------------------
  Initial service charges and other loan fees       $     13     $     21
  Gain on sale of investments                              -           13
  Other                                                   28           42
                                                    --------     --------
      Total Non-Interest Income                     $     41     $     76
      -------------------------                     --------     --------
Non-Interest Expense
--------------------
  Compensation to directors, officers, and
   employees                                        $    159     $    120
  Pension expense and other employee benefits             59           20
  Office properties and equipment expense
   including depreciation                                 30           26
  Advertising                                             13            9
  Federal insurance premiums                               9           31
  Stationery, postage, and office supplies                22           14
  Checking account expense                                33           37
  Service bureau expense                                  23           20
  Other                                                   84           38
  Loss on sale of investments                              -            3
                                                    --------     --------
      Total Non-Interest Expense                    $    432     $    318
      --------------------------                    --------     --------
Income Before Income Taxes                          $    114     $     82
Income Tax Expense                                        35           25
                                                    --------     --------
Net Income (Loss)                                   $     79     $     57
-----------------                                   ========     ========
Earnings Per Share                                  $    .10     $   N/A
------------------                                  ========     =======

See accompanying notes to consolidated financial statements.

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            -----------------------------------------------

                             (IN THOUSANDS)
                              -------------
                               (UNAUDITED)
                               -----------


                                                                                          Net
                                                                                       Unrealized
                                                                 Management             Gain (Loss)
                                         Additional   Unearned   Recognition           on Securities
                                Common    Paid-in      ESOP       Plan       Retained   Available
                                Stock     Capital     Shares      Shares     Earnings   for Sale     Total
                                ------  ----------   --------    --------   ---------   ----------   -----
Balance at December 31, 1996    $   9    $ 8,153     $ (632)     $   -      $5,101      $(15)      $12,616
---------------------------
Net income                          -          -          -          -          79         -            79

Cash dividends paid                 -          -          -          -         (82)        -           (82)

Purchase of shares for management
  recognition plan                  -          -          -       (230)          -         -          (230)

Amortization of ESOP expense        -          9         18          -           -         -            27

Change in net unrealized gain
 (loss) on securities available
 for sale                           -          -          -          -           -       (26)          (26)
                                -----    -------      -----      -----      ------      ----      --------
Balance at March 31, 1997       $   9    $ 8,162      $(614)     $(230)     $5,098      $(41)      $12,384
-------------------------       =====    =======      =====      =====      ======      ====      ========

See accompanying notes to consolidated financial statements.

              HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
              -----------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                             (IN THOUSANDS)
                              (UNAUDITED)

                                                                Three Months Ended
                                                              ---------------------
                                                              March 31,    March 31,
                                                                1997         1996
                                                              --------     --------
Cash Flows From Operating Activities
------------------------------------
  Net income                                                  $     79     $     57
                                                              --------     --------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
    Depreciation                                              $     13     $     12
    Discount accretion/premium amortization-securities (net)        (1)           8
    Amortization of deferred loan origination fees                  (7)         (12)
    Amortization of ESOP expense                                    27            -
    Provision for loan losses                                       10            -
    (Gain) loss on sale of investments                               -          (10)
    (Increase) decrease in accrued interest receivable             (49)         (20)
    (Increase) decrease in prepaid expenses                          9          (40)
    (Increase) decrease in prepaid income taxes                     44           19
    (Increase) decrease in deferred income taxes                   (10)           7
    (Increase) decrease in other assets                              -         (228)
    Increase (decrease) in accrued interest payable                 14           (5)
    Increase (decrease) in other liabilities                         3          (17)
                                                              --------     --------
    Total Adjustments                                         $     53     $   (286)
    -----------------                                         --------     --------
  Net Cash Provided (Used) by Operating Activities                 132     $   (229)
  ------------------------------------------------            --------     --------
Cash Flows From Investing Activities
------------------------------------
  Net (increase) decrease in certificates of deposit          $      -     $    198
  Proceeds from maturities of investment securities
   and mortgage-backed securities                                1,350        1,750
  Principal payments on mortgage-backed securities                 341          374
  Net (increase) decrease in loans receivable                   (1,933)        (532)
  Purchases of property and equipment                              (28)           -
  Purchase of investment securities held-to-maturity                 -       (1,250)
  Purchase of investment securities available-for-sale            (200)           -
  Purchase of mortgage-backed securities held-to-maturity            -       (1,905)
  Proceeds from sale of mortgage-backed securities
    available-for-sale                                               -        4,015
  Purchase of Federal Home Loan Bank stock                           -          (24)
  Proceeds from sale of other real estate                           84            -
                                                              --------     --------
  Net Cash Provided (Used) by Investing Activities            $   (386)    $  2,626
  ------------------------------------------------            --------     --------
Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                         $    339     $    763
  Net increase (decrease) in mortgage escrow funds                 120           95
  Proceeds from Federal Home Loan Bank advances                  1,500            -
  Shares acquired by management recognition plan                  (230)           -
  Dividends on common stock                                        (82)           -
                                                              --------     --------
  Net Cash Provided by Financing Activities                   $  1,647     $    858
  -----------------------------------------                   --------     --------
Net Increase in Cash and Cash Equivalents                     $  1,393     $  3,255
-----------------------------------------
Cash and Cash Equivalents at Beginning of Period                 1,872        4,263
                                                              --------     --------
Cash and Cash Equivalents at End of Period                    $  3,265     $  7,518
Supplemental Disclosures                                      ========     ========
Cash Paid During the Period for:
  Interest                                                    $    645     $    703
  Income taxes                                                $      -     $      -
Loans Transferred to Foreclosed Real Estate
 During Period                                                $      -     $     61

See accompanying notes to consolidated financial statements.

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------
                            (UNAUDITED)
                            -----------

                      MARCH 31, 1997 AND 1996
                      -----------------------


1.  Stock Conversion
    ----------------
On June 28, 1996, First Federal Savings and Loan Association of Herrin (the "Association") completed its conversion from a federal mutual savings and loan association to a federal stock savings and loan association, and then from a stock association to a national bank known as Heartland National Bank (the "Bank"). Simultaneously, Heartland National Bank was acquired by Heartland Bancshares, Inc. (the "Company"), which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 876,875 shares of common stock, $.01 par value at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the Company's employee stock ownership plan ("ESOP") totaled approximately $7.4 million.

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

2.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months ended March 31, 1997 and 1996 have been recorded. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Certain reclassifications have been made for the three months ended March 31, 1996 to conform with the financial statement presentation for the three months ended March 31, 1997. The reclassifications had no effect on previously reported net income or retained earnings.

3.  Principles of Consolidation
    ---------------------------
The accompanying unaudited consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank, and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank. All significant intercompany items have been eliminated.

4.   Earnings per Share
      ------------------
Earnings per share are based upon the weighted average number of common shares outstanding during the period. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. The weighted average number of shares used for the three months ended March 31, 1997 was 814,614.

The Company completed its initial stock offering on June 28, 1996. As no common stock was outstanding during the three months ended March 31, 1996, earnings per share information for that period is not applicable.

5.  Dividends per Share
    -------------------
In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

6.  Employee Stock Ownership Plan
    -----------------------------
The Company has established the ESOP for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest, beginning December 31, 1996. The principal is to be repaid in equal installments, with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period. ESOP benefits expense recorded during the three months ended March 31, 1997 was $32,225.

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

As of March 31, 1997, a liability of $52,226 has been recognized in the financial statements based on the vested value of the interests in the director retirement plan as of that date. The amount of expense recognized in the financial statements for the three months ended March 31, 1997 was $8,307.

8.  Management Recognition Plan
    ---------------------------

On January 28, 1997, the stockholders of the Company approved a management recognition plan ("MRP"). With funds to be contributed by the Company, the MRP intends to purchase, in the aggregate, 35,075 shares of the Company's common stock (the maximum number of shares allowed to be purchased). Such shares may be purchased in the open market or in the form of shares newly issued by the Company. As of the effective date of the plan, certain executive officers and directors of the Company and the Bank will receive an award of common stock under the MRP up to a potential total of 26,301 shares. Common stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company will recognize compensation expense based on the fair market value of the common stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of March 31, 1997, 15,600 shares had been purchased on the open market by the MRP to fund the plan at a total cost of approximately $230,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense in the future over the period over which the MRP awards become vested. As of March 31, 1997, no actual awards have been made. Therefore, no MRP expense is shown for the three months ended March 31, 1997.

9.  Stock Option and Incentive Plan
    -------------------------------

Also on January 28, 1997, the stockholders of the Company approved a stock option and incentive plan. The option plan provides for the granting of stock options and stock appreciation rights to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the plan after which no awards may be granted. The plan intends to reserve 87,687 authorized, but unissued shares (or treasury shares) of common stock for issuance upon the future exercise of options or stock appreciation rights. At the effective date of the plan, certain executive officers and directors of the Company and the Bank will receive a grant of an option under the plan to purchase up to 87,683 shares of common stock at an exercise price per share equal to its fair market value on that date. The plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date the option was granted. As of March 31, 1997, no actual options have been granted. Therefore, no financial effect of this plan is reflected on the accompanying financial statements.

10.  Advances from Federal Home Loan Bank
     ------------------------------------

In January, 1997, the Bank borrowed a total of $1,500,000 from the Federal Home Loan Bank of Chicago at interest rates ranging from 5.69% to 5.77%. All of these borrowings are due and payable within six months of the borrowing date. In April, 1997, $500,000 of these borrowings matured and were repaid by the Bank.

11.  Regulatory Capital
     ------------------

The Bank is required to maintain certain levels of regulatory capital. At March 31, 1997, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

Item 2.  Management's Discussion and Analysis or Plan of
         Operations
         -----------------------------------------------
General
-------

The following discussion reviews the consolidated financial condition of Heartland Bancshares, Inc. (the "Company"), Heartland National Bank (the "Bank"), and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank, as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996.

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

Liquidity and Capital Resources
-------------------------------
As a holding company, the Company conducts its business through its subsidiary, the Bank (previously the Association). The Bank's primary sources of funds are deposits and proceeds from maturing investment securities, maturing mortgage-backed and related securities and principal and interest payments on loans, investment securities and mortgage-backed and related securities. While maturities and scheduled amortization of investment securities, mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Bank uses its liquidity resources principally to fund the origination of loans, to purchase investment securities and mortgage-backed and related securities, to fund deposit withdrawals, to maintain liquidity, and to meet operating expenses. Management believes that its sources of funds will be adequate to meet the Bank's liquidity needs for the immediate future.

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At March 31, 1997 and December 31, 1996, the consolidated amounts of cash and cash equivalents totaled $3.3 million and $1.9 million, respectively.

Liquidity management is both a daily and long-term function of business management. The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with a consolidated aggregate market value of $4.9 million at March 31, 1997 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago ("FHLB"). At March 31, 1997, the Bank had outstanding advances from the FHLB in the amount of $1,500,000.

At March 31, 1997, the Bank had $1,195,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 1997, the Bank was in compliance with all regulatory capital requirements.

Financial Condition
-------------------
Total assets increased by $1.7 million, or 2.65%, from $65.9 million at December 31, 1996 to $67.6 million at March 31, 1997.
The increase was due primarily to an increase of $1.9 million in loans receivable.

The Bank's loan portfolio increased by $1.9 million, or 4.68%, from $41.5 million at December 31, 1996 to $43.4 million at March 31, 1997. The increase in loan activity during the period is attributed to increased loan marketing activities and increased loan demand in the Company's market area.

The Bank's allowance for loan losses totaled $300,000 at March 31, 1997 and December 31, 1996. During the three months ended March 31, 1997, loan charge-offs amounted to $10,000. An additional provision of $10,000 was made during the period.

Cash and cash equivalents totaled $3.3 million at March 31, 1997, compared to a total of $1.9 million at December 31, 1996. The $1.4 million increase is primarily due to the Bank's receipt of $1.5 million in proceeds from Federal Home Loan Bank borrowings and $1.7 million in proceeds from principal payments and maturities of securities, primarily offset by the $1.9 million increase in loans mentioned above.

The Company's consolidated investment securities portfolio totaled $10.0 million at March 31, 1997, a decrease of $1.1 million from $11.1 million at December 31, 1996. This decrease was primarily due to maturities of investment securities totaling $1.4 million exceeding purchases of such securities for the three months ended March 31, 1997. The Company's mortgage-backed and related securities portfolio totaled $9.1 million as of March 31, 1997, a decrease of $349,000 from $9.5 million at December 31, 1996. This decrease was due to principal payments received on mortgage-backed and related securities. During the three months ended March 31, 1997, the institution's portfolio of investment securities and mortgage-backed and related securities classified as available for sale decreased capital by $26,000 (net of taxes) as a result of a decrease in the market value of such securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115.

Total liabilities increased by $2.0 million, or 3.71%, from $53.2 million at December 31, 1996 to $55.2 million at March 31, 1997.
Total deposits increased by $338,000, or 64 basis points, from $52.8 million at December
31, 1996 to $53.2 million at March 31, 1997.  The
increase in total liabilities is primarily attributable to the $1.5 million increase in borrowings from the Federal Home Loan Bank incurred by the Bank during the three months ended March 31, 1997.

Stockholders' equity decreased by $232,000 during the three months ended March 31, 1997. This decrease is primarily due to the $230,000 purchase of shares on the open market for the Company's management recognition plan, as well as dividends of $82,000 paid on Company stock. These decreases were offset by net income of $79,000 for the period.

Results of Operations
---------------------
Net Income. Net income was $79,000 for the three months ended March 31, 1997, as compared to $57,000 for the three months ended March 31, 1996. The increase of $22,000, or 38.60%, reflects an increase of $191,000, or 58.95%, in net interest income. The increase in net interest income was partially offset by an increase of $114,000, or 35.85%, in non-interest expense, by a $10,000 increase in the provision for loan losses, by a $35,000 decrease in non-interest income, and by an increase of $10,000 in income tax expense. The increase in net income was primarily due to increased loan income resulting from the Bank's increased levels of outstanding loans, and a decrease in interest expense on deposits attributed to a decrease in average deposit levels for the three months ended March 31, 1997 as compared to the corresponding period in 1996.

Net Interest Income. Net interest income increased $191,000, or 58.95%, to $515,000 for the three months ended March 31, 1997, as compared to $324,000 for the three months ended March 31, 1996. This increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 104.21% for the three months ended March 31, 1996 to 119.83% for the three months ended March 31, 1997, aided by an increase in the net interest margin from 2.03% for the three months ended March 31, 1996 to 2.39% for the three months ended March 31, 1997. The increase in net interest income reflects the increased level of interest earning assets due to the investment of the net proceeds from the Company's initial public stock offering.

Interest Income. Total interest income increased by $152,000, or 14.87%, to $1.2 million for the three months ended March 31, 1997 as compared to $1.0 million for the three months ended March 31, 1996. The increase in interest income is primarily the result of an increase of $6.2 million, or 10.73%, in average interest-earning assets from $58.2 million for the three months ended March 31, 1996 to $64.4 million for the three months ended March 31, 1997. This increase was primarily due to an increase of $7.4 million in the average balance of the loan portfolio during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 resulting from ongoing loan origination efforts, and the increase in interest-earning assets arising from proceeds from the stock conversion. The increase in interest income also reflects an increase of 26 basis points in the average yield on interest-earning assets for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

Interest Expense. Interest expense decreased by $39,000, or 5.59%, to $659,000 for the three months ended March 31, 1997 as compared to $698,000 for the three months ended March 31, 1996. This decrease was primarily due to a decrease of $2.1 million in the average balance of interest-bearing liabilities from $55.8 million for the three months ended March 31, 1996 to $53.7 million for the three months ended March 31, 1997. This decrease was largely attributed to decreases in deposit accounts caused by customers using those deposit accounts to purchase the stock of the Company in the conversion, partially offset by the $1.5 million increase in borrowings from the Federal Home Loan Bank during the first quarter of 1997. The decrease in the average balance of interest-bearing liabilities was also accompanied by a 10 basis point decrease in the average cost of interest-bearing liabilities, from 5.00% for the three months ended March 31, 1996 to 4.90% for the three months ended March 31, 1997.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. A $10,000 provision for loan losses was made during the three months ended March 31, 1997, while no provision was made for the three months ended March 31, 1996. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

Non-Interest Income. Non-interest income decreased from $76,000 for the three months ended March 31, 1996 to $41,000 for the three months ended March 31, 1997. The largest components of non-interest income for the three month periods ended March 31, 1997 and 1996 included $13,000 and $21,000, respectively, in loan and other service fees and $28,000 and $42,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $13,000 of realized gains on the sale of investments during the three months ended March 31, 1996, with no corresponding gains during the three months ended March 31, 1997.

Non-Interest Expense. Non-interest expense increased $114,000, or 35.85%, from $318,000 for the three months ended March 31, 1996 to $432,000 for the three months ended March 31, 1997. This increase included an increase of $78,000 in compensation and employee benefits expense. This increase is primarily a result of recognition of expense related to items which have been incurred subsequent to the formation of the Company in June, 1996, such as the ESOP and director retirement plans, and additional director fees paid by the Company. Increases were also incurred in general salary expense and employee profit sharing expense. The total increase in non-interest expense also included net increases of $36,000 in various other expense items.

Income Tax Expense. Income tax expense was $35,000 for the three months ended March 31, 1997 as compared with $25,000 for the three months ended March 31, 1996. The $10,000 increase is primarily due to the increase in income before income taxes from $82,000 for the three months ended March 31, 1996 to $114,000 for the three months ended March 31, 1997.

Impact of Inflation and Changing Prices
---------------------------------------
The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards
----------------------------------
Accounting for Transfers and Servicing of Financial Assets. In June, 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Subsequent to the issuance of SFAS No. 125, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers for one year the effective date of SFAS No. 125 as applies to secured borrowings and collateral and certain other transactions. The Company has adopted the relevant provisions of the statement during 1997, and will adopt the provisions of the statement which become effective in 1998 at that time. The provisions of the statement adopted in 1997 did not have a material effect on the Company's financial position or operating results, and management does not currently believe that the future adoption of additional provisions of this statement will have such an effect.

Accounting for Stock-Based Compensation. SFAS No. 123, "Accounting for Stock Based Compensation" was issued by the FASB in October, 1995. SFAS No. 123 establishes a fair value-based method of accounting for stock options and other equity instruments. It requires the use of that method for transactions with other than employees and encourages its use for transactions with employees. It permits entities to continue to use the intrinsic value method included in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to disclose information in accordance with SFAS No. 123. The general principle underlying SFAS No. 123 is that equity instruments are recognized at the fair value of the consideration received for them. If the fair value of the consideration received cannot be reasonably determined, the fair value of the equity instrument itself may be used. The fair value method of accounting for stock options and other instruments applies this general principle measuring compensation cost for employers as the excess of the fair value of the equity instrument over the amount paid by the employee. The definition of fair value in SFAS No. 123 is the same as that included in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

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

With the adoption in 1997 of stock-based compensation plans, the Company intends to follow the SFAS No. 123 guidelines as appropriate upon the future granting of stock-based compensation under those plans.

Earnings per Share. In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No.
15, "Earnings per Share", and makes them comparable to inter-national EPS standards. It replaces the presentation of primary
EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the two computations. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted.
The management of the Company plans to adopt the provisions of the statement at December 31, 1997, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

                   PART II.  OTHER INFORMATION
                             -----------------

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) On January 28, 1997, the Registrant held a Special
Meeting of Stockholders for the consideration of the Heartland
Bancshares, Inc. 1996 Stock Option and Incentive Plan (the
"Option Plan")("Proposal I") and approval of the Heartland
Bancshares, Inc. Management Recognition Plan (the "MRP")("Proposal
II").

     (b) Not applicable

     (c) Proposal I called for the approval of the Option Plan. Pursuant to the Option Plan, awards of stock options and stock appreciation rights may be made by a committee of the Board of Directors to such employees as the committee shall designate.
The Option Plan reserves 87,687 authorized but unissued shares of common stock for issuance upon the exercise of stock options or stock appreciation rights. Proposal II called for the approval of the MRP. The MRP is administered by a committee of the Board of Directors authorized to select and grant plan share awards to eligible employees. A total of 35,075 shares of the Registrant's common stock may be purchased by the MRP Trust. The results of voting on these proposals was as follows:

                    For       Against       Abstain
                    ---       -------       -------
Proposal I        615,841     122,894       52,383
Proposal II       611,957     126,805       52,356

     (d) Not applicable

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


                                  HEARTLAND BANCSHARES, INC.


Date:  May 14,1997            By: /s/ Roger O. Hileman
                              -------------------------------
                              Roger O. Hileman
                              (Principal Executive, Accounting
                              and Financial Officer)