Form 10QSB
period 1997-06-30
HEARTLAND BANCSHARES INC
filed 1997-08-13
CIK 1007002

                          FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

              For Quarter Ended June 30, 1997

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


    As of August 7, 1997, there were 876,875 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding.


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
                       (IN THOUSANDS)
                       -------------

                                                      June 30,    December 31,
                                                       1997          1996
                                                    ----------   ------------
                                                    (Unaudited)
                   ASSETS
                   ------
Cash and cash equivalents
  Interest-bearing                                   $    248     $    658
  Noninterest-bearing                                   1,638        1,214
Certificates of deposit                                   194          293
Investment securities available-for-sale at
 estimated market value                                 1,950        2,108
Investment securities held-to-maturity                  7,249        9,030
Mortgage-backed and related securities available-
 for-sale at estimated market value                     2,567        2,814
Mortgage-backed and related securities held-to-
 maturity                                               6,216        6,663
Loans receivable, net                                  44,648       41,466
Investments required by law                               577          489
Property, equipment, and property held
 for investment, net                                      486          479
Accrued interest receivable                               317          316
Prepaid expenses and other assets                          43           56
Prepaid income taxes                                        -           73
Foreclosed real estate                                     37          133
Deferred tax asset                                         94           64
                                                     --------     --------
TOTAL ASSETS                                         $ 66,264     $ 65,856
------------                                         ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Liabilities
-----------
  Deposits                                           $ 52,455     $ 52,832
  Advances from Federal Home Loan Bank                  1,000            -
  Accrued interest payable                                 58           49
  Accrued income taxes                                     37            -
  Advances from borrowers for taxes and insurance         467          252
  Other liabilities                                       101          107
                                                     --------     --------
      Total Liabilities                              $ 54,118     $ 53,240
                                                     --------     --------
Commitments and Contingencies
-----------------------------
Stockholders' Equity
--------------------
  Preferred stock, 1,000,000 shares authorized,
     - 0 - issued                                    $      -     $      -
  Common stock, $.01 par value per share:
     4,000,000 shares authorized; 876,875 shares
     issued and outstanding at March 31, 1997
     and December 31, 1996                                  9            9
  Additional paid-in capital                            8,172        8,153
  Unearned ESOP shares                                   (596)        (632)
  Management recognition plan shares                     (476)           -
  Retained earnings - substantially restricted          5,051        5,101
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                          (14)         (15)
                                                     --------     --------
      Total Stockholders' Equity                     $ 12,146     $ 12,616
                                                     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 67,264     $ 65,856
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

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                  ------------------------------------
                             (UNAUDITED)
                             -----------

                                               Three Months Ended      Six Months Ended
                                               ------------------     --------------------
                                               June 30,   June 30,    June 30,    June 30,
                                                 1997      1996        1997         1996
                                               --------   --------    --------    --------
Interest Income
---------------
  Interest on first mortgage loans             $    822  $    718    $  1,619  $  1,381
  Interest on other loans                            39        34          77        62
  Interest on investments, securities, and
   deposits with banks                              169       239         358       438
  Interest on mortgage backed securities            141       145         291       277
                                               --------  --------    --------  --------
      Total Interest Income                    $  1,171  $  1,136    $  2,345  $  2,158

Interest Expense
----------------
  Interest on deposits                         $    639  $    694    $  1,282  $  1,392
  Interest on borrowings                             17         -          33         -
                                               --------  --------    --------  --------
      Total Interest Expense                   $    656  $    694    $  1,315  $  1,392
                                               --------  --------    --------  --------
Net Interest Income                            $    515  $    442    $  1,030  $    766
Provision for Loan Losses                             -         -          10         -
                                               --------  --------    --------  --------
Net Interest Income After Provision
 for Loan Losses                               $    515  $    442    $  1,020  $    766
                                               --------  --------    --------  --------
Non-Interest Income
-------------------
  Initial service charges and other loan fees  $     12  $     17    $     25  $     38
  Gain on sale of investments                         4         -           4        13
  Gain on sale of other real estate                  12         -          12         -
  Other                                              34        32          62        74
                                               --------  --------    --------  --------
      Total Non-Interest Income                $     62  $     49    $    103  $    125
Non-Interest Expense                           --------  --------    --------  --------
--------------------
  Compensation to directors, officers, and
     employees                                 $    190  $    121    $    349  $    241
  Pension expense and other employee benefits        35        13          94        33
  Legal and professional services                   125         6         158        12
  Office properties and equipment expense
   including depreciation                            34        26          64        52
  Advertising                                        11         9          24        18
  Federal insurance premiums                          8        32          17        63
  Stationery, postage, and office supplies           18        13          40        27
  Checking account expense                           38        37          71        74
  Service bureau expense                             19        16          42        36
  Other                                              58        41         109        73
  Loss on sale of investments                         -         -           -         3
  Loss on sale of property held for investment        -         6           -         6
                                               --------  --------    --------  --------
      Total Non-Interest Expense               $    536  $    320    $    968  $    638
                                               --------  --------    --------  --------
Income Before Income Taxes                     $     41  $    171    $    155  $    253
--------------------------
Income Tax Expense                                    7        64          42        89
                                               --------  --------    --------  --------
Net Income (Loss)                              $     34  $    107    $    113  $    164
                                               --------  --------    --------  --------
Earnings per Share - Primary                   $    .04  $  N/A      $    .14  $    N/A
                                               ========  ========    ========  ========
                 - Fully Diluted               $    .04  $  N/A      $    .14  $  N/A
                                               ========  ========    ========  ========

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

                                                                                          Net
                                                                                       Unrealized
                                                                 Management             Gain (Loss)
                                         Additional   Unearned   Recognition           on Securities
                                Common    Paid-in      ESOP       Plan       Retained   Available
                                Stock     Capital     Shares      Shares     Earnings   for Sale     Total
                                ------  ----------   --------    --------   ---------   ----------   -----
Balance at December 31, 1996    $   9    $ 8,153     $ (632)     $   -      $5,101      $(15)      $12,616
---------------------------
Net income                          -          -          -          -         113         -           113

Cash dividends paid                 -          -          -          -        (163)        -          (163)

Purchase of shares for management
  recognition plan                  -          -          -       (501)          -         -          (501)

Amortization of ESOP expense        -         19         36          -           -         -            55

Amortization of management
  recognition plan expense          -          -          -         25           -         -            25

Change in net unrealized gain
 (loss) on securities available
 for sale                           -          -          -          -           -       (21)          (21)
                                -----    -------      -----      -----      ------      ----      --------
Balance at June 30, 1997        $   9    $ 8,172      $(596)     $(476)     $5,051      $(14)      $12,146
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

                                                                Six Months Ended
                                                              ---------------------
                                                              June 30,    June 30,
                                                                1997         1996
                                                              --------     --------
Cash Flows From Operating Activities
------------------------------------
  Net income                                                  $    113     $    164
                                                              --------     --------
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities
    Depreciation                                              $     27     $     25
    Discount accretion/premium amortization-securities (net)        (2)           8
    Amortization of deferred loan origination fees                 (12)         (24)
    Amortization of ESOP expense                                    55            -
    Amortization of MRP expense                                     25            -
    Provision for loan losses                                       10            -
    (Gain) loss on sale of investments                              (4)         (10)
    (Gain) loss on sale of property held for investment              -            6
    (Gain) loss on sale of other real estate                       (12)           -
    (Increase) decrease in accrued interest receivable              (1)         (23)
    (Increase) decrease in prepaid expenses                         13          (35)
    (Increase) decrease in prepaid income taxes                     73          137
    (Increase) decrease in deferred income taxes                   (31)           4
    (Increase) decrease in other assets                              -          (33)
    Increase (decrease) in accrued interest payable                  9           (7)
    Increase (decrease) in accrued income taxes                     37            -
    Increase (decrease) in other liabilities                        (6)          51
                                                              --------     --------
    Total Adjustments                                         $    181     $     99
    -----------------                                         --------     --------
  Net Cash Provided by Operating Activities                   $    294     $    263
  -----------------------------------------                   --------     --------
Cash Flows From Investing Activities
------------------------------------
  Net (increase) decrease in certificates of deposit          $     99     $    394
  Proceeds from maturities of investment securities
    and mortgage-backed securities                               2,135        3,085
  Principal payments on mortgage-backed securities                 705          693
  Net (increase) decrease in loans receivable                   (3,170)      (3,016)
  Purchases of property and equipment                              (34)         (32)
  Purchase of investment securities held-to-maturity              (251)      (2,493)
  Purchase of investment securities available-for-sale            (200)           -
  Purchase of mortgage-backed securities held-to-maturity            -       (3,902)
  Proceeds from sale of mortgage-backed securities
     available-for-sale                                              -        4,015
  Proceeds from sale of investment securities available-for-sale   252            -
  Proceeds from sale of property held for investment                 -          112
  Purchase of Federal Home Loan Bank stock                         (88)         (24)
  Proceeds from sale of other real estate                           98            -
                                                              --------     --------
  Net Cash Used by Investing Activities                       $   (454)    $ (1,168)
  -------------------------------------                       --------     --------
Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                         $   (377)    $    733
  Net increase (decrease) in mortgage escrow funds                 215          167
  Proceeds from Federal Home Loan Bank advances                  1,500            -
  Payments on Federal Home Loan Bank advances                     (500)           -
  Shares acquired by management recognition plan                  (501)           -
  Dividends on common stock                                       (163)           -
  Sale of stock                                                      -        7,446
                                                              --------     --------
  Net Cash Provided by Financing Activities                   $    174     $  8,346
  -----------------------------------------                   --------     --------
Net Increase in Cash and Cash Equivalents                     $     14     $  7,441
-----------------------------------------                     --------     --------
Cash and Cash Equivalents at Beginning of Period                 1,872        4,263
                                                              --------     --------
Cash and Cash Equivalents at End of Period                    $  1,886     $ 11,704
------------------------------------------                    ========     ========
Supplemental Disclosures
------------------------
Cash Paid (Received) During the Period for:
  Interest                                                    $  1,306     $  1,399
  Income taxes                                                $    (37)    $    (53)

Loans Transferred to Foreclosed Real Estate During Period     $      -     $     61

See accompanying notes to consolidated financial statements.

                 HEARTLAND BANCSHARES, INC.
                 -------------------------
                     AND SUBSIDIARY
                     --------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ------------------------------------------
                     (UNAUDITED)
                     -----------
               JUNE 30, 1997 AND 1996
               ----------------------

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

2.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months and six months ended June 30, 1997 and 1996 have been recorded. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Certain reclassifications have been made for the three months and six months ended June 30, 1996 to conform with the financial statement presentation for the three months and six months ended
June 30, 1997. The reclassifications had no effect on previously reported net income or retained earnings.

3.  Principles of Consolidation
    ---------------------------
The accompanying unaudited consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank, and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank. All significant intercompany items have been eliminated.

4.  Earnings per Share
    ------------------
Primary and fully diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. The weighted average numbers of shares used for primary earnings per share for the three months and six months ended June 30, 1997 were 826,495 and 822,859, respectively. The weighted average numbers of shares used for fully diluted earnings per share for the three months and six months ended June 30, 1997 were 827,314 and 824,563, respectively.

The Company completed its initial stock offering on June 28, 1996. As no common stock was outstanding during the three months and six months ended June 30, 1996, earnings per share information for that period is not applicable.

5.  Dividends per Share
    -------------------
In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

6.  Employee Stock Ownership Plan
    -----------------------------
The Company has established the ESOP for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest, beginning December 31, 1996. The principal is to be repaid in equal installments, with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period. ESOP benefits expense recorded during the three months and six months ended June 30, 1997 was $34,077 and $66,302, respectively.

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

As of June 30, 1997, a liability of $60,533 has been recognized in the financial statements based on the vested value of the interests in the director retirement plan as of that date. The amount of expense recognized in the financial statements for the three months and six months ended June 30, 1997 was $8,307 and $16,614, respectively.

8.  Management Recognition Plan
    ---------------------------
On January 28, 1997, the stockholders of the Company approved a management recognition plan ("MRP"). With funds to be contributed by the Company, the MRP intends to purchase, in the aggregate, 35,075 shares of the Company's common stock (the maximum number of shares allowed to be purchased). Such shares may be purchased in the open market or in the form of shares newly issued by the Company. In June, 1997, the MRP's administrative committee voted to grant awards of common stock totaling 21,917 shares to certain executive officers and directors of the Company and the Bank. These awards are deemed to be effective as of the date of stockholder approval of the MRP. Common stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company will recognize compensation expense based on the fair market value of the common stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of June 30, 1997, 31,900 shares had been purchased on the open market by the MRP to fund the plan at a total cost of approximately $501,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense over the period over which the MRP awards become vested. Expense recognized in the financial statements for the six months ended June 30, 1997 was $25,570.

9.  Stock Option and Incentive Plan
    -------------------------------
Also on January 28, 1997, the stockholders of the Company approved a stock option and incentive plan. The option plan provides for the granting of stock options and stock appreciation rights to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the plan after which no awards may be granted. The plan intends to reserve 87,687 authorized, but unissued shares (or treasury shares) of common stock for issuance upon the future exercise of options or stock appreciation rights. At the effective date of the plan, certain executive officers and directors of the Company and the Bank will receive a grant of an option under the plan to purchase up to 87,683 shares of common stock at an exercise price per share equal to its fair market value on that date. The plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date the option was granted. Recognition of compensation expense for stock options is not required when options are granted at an exercise price equal to or exceeding the fair market value of the Company's common stock on the date the option is granted. Therefore, no expense related to the stock option plan is reflected on the accompanying financial statements. The stock options are considered common stock equivalents for purposes of computing primary and fully diluted earnings per share (as shown in Note 4).

10.  Advances from Federal Home Loan Bank
     ------------------------------------
In January, 1997, the Bank borrowed a total of $1,500,000 from the Federal Home Loan Bank of Chicago at interest rates ranging from 5.69% to 5.77%. All of these borrowings are due and payable within six months of the borrowing date. In April, 1997, $500,000 of these borrowings matured and were repaid by the Bank. In May, 1997, $500,000 of these borrowings were extended to a maturity date of August, 1997 at an interest rate of 5.85%.

11.  Regulatory Capital
     ------------------
The Bank is required to maintain certain levels of regulatory capital. At June 30, 1997, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

Item 2.  Management's Discussion and Analysis or Plan of
         Operations
         -----------------------------------------------
General
-------
The following discussion reviews the consolidated financial condition of Heartland Bancshares, Inc. (the "Company"), Heartland National Bank (the "Bank"), and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank, as of June 30, 1997 and December 31, 1996, and the results of operations for the three months and six months ended June 30, 1997 and 1996.

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At June 30, 1997 and December 31, 1996, the consolidated amounts of cash and cash equivalents totaled $1.9 million.

Liquidity management is both a daily and long-term function of business management. The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with a consolidated aggregate market value of $4.5 million at June 30, 1997 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago ("FHLB"). At June 30, 1997, the Bank had outstanding advances from the FHLB in the amount of $1,000,000.

At June 30, 1997, the Bank had $870,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 1997, the Bank was in compliance with all regulatory capital requirements.

Financial Condition
-------------------
Total assets increased by $408,000, or 62 basis points, from $65.9 million at December 31, 1996 to $66.3 million at June 30,
1997.

The Bank's loan portfolio increased by $3.2 million, or 7.67%, from $41.5 million at December 31, 1996 to $44.6 million at June 30, 1997. The increase in loan activity during the period is attributed to increased loan marketing activities and increased loan demand in the Company's market area.

The Bank's allowance for loan losses totaled $300,000 at June 30, 1997 and December 31, 1996. During the six months ended June 30, 1997, loan charge-offs amounted to $10,000. An additional provision of $10,000 was made during the period.

The Company's consolidated investment securities portfolio totaled $9.2 million at June 30, 1997, a decrease of $1.9 million from $11.1 million at December 31, 1996. This decrease was primarily due to maturities and sales of investment securities totaling $2.4 million exceeding purchases of such securities totaling $451,000 for the six months ended June 30, 1997. The Company's mortgage-backed and related securities portfolio totaled $8.8 million as of June 30, 1997, a decrease of $694,000 from $9.5 million at December 31, 1996. This decrease was due to principal payments received on mortgage-backed and related securities. During the six months ended June 30, 1997, the institution's portfolio of investment securities and mortgage-backed and related securities classified as available for sale increased capital by $1,000 (net of taxes) as a result of an increase in the market value of such securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115.

Total liabilities increased by $878,000, or 1.65%, from $53.2 million at December 31, 1996 to $54.1 million at June 30, 1997. Total deposits decreased by $377,000, or 71 basis points, from $52.8 million at December 31, 1996 to $52.5 million at June 30, 1997. The increase in total liabilities is primarily attributable to the $1.0 million increase in borrowings from the Federal Home Loan Bank incurred by the Bank during the six months ended June 30, 1997.

Stockholders' equity decreased by $470,000 during the six months ended June 30, 1997. This decrease is primarily due to the $501,000 purchase of shares on the open market for the Company's management recognition plan, as well as dividends of $163,000 paid on Company stock. These decreases were offset by amortization of ESOP and MRP expense of $80,000, as well as net income of $113,000 for the period.

Results of Operations
---------------------

Net Income. Net income was $34,000 for the three months ended June 30, 1997, as compared to $107,000 for the three months ended June 30, 1996. The decrease of $73,000, or 58.22%, reflects an increase of $73,000, or 16.52%, in net interest income, an increase of $13,000, or 26.53%, in non-interest income, an increase of $216,000, or 67.50%, in non-interest expense, and a $53,000 decrease in the provision for income taxes.

Net income was $113,000 for the six months ended June 30, 1997, as compared to $164,000 for the six months ended June 30, 1996. The decrease of $51,000, or 31.10%, reflects an increase of $264,000, or 34.46%, in net interest income, a $10,000 increase in the provision for loan losses, a decrease of $22,000, or 17.60%, in non-interest income, an increase of $330,000, or 51.72%, in non-interest expense, and a $47,000 decrease in the provision for income taxes.

Net Interest Income. Net interest income increased $73,000, or 16.52%, to $515,000 for the three months ended June 30, 1997, as compared to $442,000 for the three months ended June 30, 1996. This increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 109.45% for the three months ended June 30, 1996 to 120.28% for the three months ended June 30, 1997, along with an increase in the net interest margin from 2.31% for the three months ended June 30, 1996 to 2.40% for the three months ended June 30, 1997. The increase in net interest income reflects the increased level of interest-earning assets due to the investment of the net proceeds from the Company's initial public stock offering, and the net increase in loans, bearing a rate of return relatively higher than other investments.

Net interest income increased $264,000, or 34.46%, to $1,030,000 for the six months ended June 30, 1997, as compared to $766,000 for the six months ended June 30, 1996. This increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 106.91% for the six months ended June 30, 1996 to 120.05% for the six months ended June 30, 1997, along with an increase in the net interest margin from 2.17% for the six months ended June 30, 1996 to 2.39% for the six months ended June 30, 1997.
Again, the increase in net interest income is attributed to the investment of the net proceeds from the stock offering and the net increase in loans.

Interest Income. Total interest income increased by $35,000, or 3.08%, to $1.2 million for the three months ended June 30, 1997 as compared to $1.1 million for the three months ended June 30, 1996. This increase was primarily due to an increase of $6.8 million in the average balance of the loan portfolio during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 resulting from ongoing loan origination efforts, and the increase in interest-earning assets arising from proceeds from the stock conversion. The increase in interest income also reflects an increase of 37 basis points in the average yield on interest-earning assets for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

Total interest income increased by $187,000, or 8.67%, to $2.3 million for the six months ended June 30, 1997 as compared to $2.2 million for the six months ended June 30, 1996. The increase in interest income is primarily the result of an increase of $2.5 million, or 3.98%, in average interest-earning assets from $61.6 million for the six months ended June 30, 1996
to $64.1 million for the six months ended June 30, 1997.   The
increase in interest income also reflects a 32 basis point increase in the average yield on interest-earning assets for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Again, this increase reflects the increase in the average total loan balance and the investment of the proceeds from the Company's initial public stock offering.

Interest Expense. Interest expense decreased by $38,000, or 5.48%, to $656,000 for the three months ended June 30, 1997 as compared to $694,000 for the three months ended June 30, 1996. This decrease was primarily due to a decrease of $6.5 million in the average balance of interest-bearing liabilities from $59.5 million for the three months ended June 30, 1996 to $53.0 million for the three months ended June 30, 1997. This decrease was largely attributed to decreases in deposit accounts caused by customers using those deposit accounts to purchase the stock of the Company in the conversion, partially offset by the $1.0 million increase in borrowings from the Federal Home Loan Bank during 1997. The decrease in the average balance of interest-bearing liabilities was offset by a 28 basis point increase in the average cost of interest-bearing liabilities for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

Interest expense decreased by $77,000, or 5.53%, from $1.4 million for the six months ended June 30, 1996 to $1.3 million for the six months ended June 30, 1997. This decrease was primarily due to a decrease of $4.2 million in the average balance of interest-bearing liabilities from $57.6 million for the six months ended June 30, 1996 to $53.4 million for the six months ended June 30, 1997. Again, this decrease was predominantly due to decreases in deposit accounts by customers using those deposit accounts to purchase Company stock during the conversion. The decrease in the average balance of interest-bearing liabilities was offset by a 10 basis point increase in the average cost of those liabilities for the six months ended June 30, 1997 as compared to the three months ended June 30, 1996.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. No additional provision for loan losses was made during the three months ended June 30, 1997 and June 30, 1996. A $10,000 provision for loan losses was made during the six months ended June 30, 1997, while no provision was made for the six months ended June 30, 1996. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

Non-Interest Income. Non-interest income increased $13,000, or 26.53%, from $49,000 for the three months ended June 30, 1996 to $62,000 for the three months ended June 30, 1997. The largest components of non-interest income for the three month periods ended June 30, 1997 and 1996 included $12,000 and $17,000, respectively, in loan and other service fees and $34,000 and $32,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $16,000 of realized gains on the sale of investments and other real estate, with no corresponding gains during the three months ended June 30, 1996.

Non-interest income decreased $22,000, or 17.60%, from $125,000 for the six months ended June 30, 1996 to $103,000 for the six months ended June 30, 1997. The largest components of non-interest income for the six month periods ended June 30, 1997 and 1996 included $25,000 and $38,000, respectively, in loan and other service fees and $62,000 and $74,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $16,000 of realized gains on sales of investments and other real estate in the six months ended June 30, 1997 compared to $13,000 of realized gains for the six months ended June 30, 1996.

Non-Interest Expense. Non-interest expense increased $216,000, or 67.50%, from $320,000 for the three months ended June 30, 1996 to $526,000 for the three months ended June 30, 1997. This increase included an increase of $91,000 in compensation and employee benefits expense. This increase is primarily a result of recognition of expense related to items which have been incurred subsequent to the formation of the Company in June, 1996, such as the ESOP, director retirement, and management recognition plans, and additional director fees paid by the Company. A $119,000 increase in legal and professional fees for the same period reflects ongoing legal, accounting and consulting expenses resulting primarily from the Company's proxy contest in connection with its Annual Meeting as well as expenses associated with the Company's initial periods of operation as a public company. Legal and professional fees incurred pursuant to the initial issuance of stock were offset against stock proceeds, and are not reflected on the Company's income statement. There were net increases of $6,000 in various other expense items.

Non-interest expense increased $330,000, or 51.72%, from $638,000 for the six months ended June 30, 1996 to $968,000 for the six months ended June 30, 1997. This increase included increases of $169,000 in compensation and employee benefits expense, $145,000 in legal and professional fees, and net increases of $15,000 in various other expense items. The increases in compensation and legal and professional fees are attributable to the same factors described in the previous paragraph relating to the operating results for the three month periods ended June 30, 1997 and 1996.

Income Tax Expense. Income tax expense was $7,000 for the three months ended June 30, 1997 as compared with $64,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997 and 1996, income tax expense of $42,000 and $89,000, respectively, was recorded. The decreases in income tax expense are primarily the result of decreases in income before income taxes for the comparable periods.

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

Impact of New Accounting Standards
----------------------------------

Accounting for Transfers and Servicing of Financial Assets. In June, 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Subsequent to the issuance of SFAS No. 125, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This statement defers for one year the effective date of SFAS No. 125 as applies to secured borrowings and collateral and certain other transactions. The Company has adopted the relevant provisions of the statement during 1997, and will adopt the provisions of the statement which become effective in 1998 at that time. The provisions of the statement adopted in 1997 did not have a material effect on the Company's financial position or operating results, and management does not currently believe that the future adoption of additional provisions of this statement will have such an effect.

Accounting for Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by the FASB in October, 1995. SFAS No. 123 establishes a fair value-based method of accounting for stock options and other equity instruments. It requires the use of that method for transactions with other than employees and encourages its use for transactions with employees. It permits entities to continue to use the intrinsic value method included in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to disclose information in accordance with SFAS No. 123. The general principle underlying SFAS No. 123 is that equity instruments are recognized at the fair value of the consideration received for them. If the fair value of the consideration received cannot be reasonably determined, the fair value of the equity instrument itself may be used. The fair value method of accounting for stock options and other instruments applies this general principle measuring compensation cost for employers as the excess of the fair value of the equity instrument over the amount paid by the employee. The definition of fair value in SFAS No. 123 is the same as that included in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

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

With the adoption in 1997 of stock-based compensation plans, the Company intends to follow the SFAS No. 123 guidelines as appropriate upon the granting of stock-based compensation under those plans.

Earnings per Share. In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the two computations. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The management of the Company plans to adopt the provisions of the statement at December 31, 1997, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

Comprehensive Income. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The management of the Company plans to adopt the provisions of the statement at December 31, 1997, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

Disclosures about Segments of an Enterprise and Related Information. In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company plans to adopt the appropriate provisions of the statement at December 31, 1997, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

                   PART II.  OTHER INFORMATION
                             -----------------
Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) On April 24, 1997, the Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting") for the purpose of the election of directors.

(b) The following individuals were re-elected to the Board of Directors of the Company at the Annual Meeting:

                Paul R. Calcaterra
                B. D. Cross

  The following directors had terms of office continuing after the Annual Meeting:

               Roger O. Hileman
               Charles Stevens
               James C. Walker
               Randall A. Youngblood

(c)  The following items were voted upon at the Annual Meeting:
(i) the election of two individuals as directors, (ii) a proposal brought by a stockholder of the Company calling for the Company to undertake a study to determine whether a sale of the Company would be appropriate. One stockholder indicated his intention to solicit proxies in opposition to the Company's nominees for director and in favor of the stockholder proposal. At the Annual Meeting, the stockholder announced that he was withdrawing the nomination of the two opposition candidates. Results of voting were as follows:

  (i) Election of Directors
                                   For        Withheld
                                   ---        --------
  Paul R. Calcaterra               675,299     111,665
  B.D. Cross                       675,269     111,695
  Barrett Rochman                   N/A *       N/A *
  Chuck Decker                      N/A *       N/A *
________
*  Nominations were withdrawn.

  (ii) Stockholder Proposal
                                                  Broker
                   For     Against     Abstain   Non-Votes
                   ---     -------     -------   ---------
                 146,536   464,561      9,200    166,667
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


                              HEARTLAND BANCSHARES, INC.


Date:  August 7, 1997     By: /s/ Roger O. Hileman
                              -------------------------------
                              Roger O. Hileman
                              (Principal Executive, Accounting
                              and Financial Officer)