Form 10QSB
period 1997-09-30
HEARTLAND BANCSHARES INC
filed 1997-11-14
CIK 1007002

                          FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

              For Quarter Ended September 30, 1997

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


     As of November 8, 1997, there were 876,875 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


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
                       (IN THOUSANDS)
                       -------------

                                                   September 30, December 31,
                                                       1997          1996
                                                    ----------   ------------
                                                    (Unaudited)
Cash and cash equivalents
  Interest-bearing                                  $  1,120      $    658
  Noninterest-bearing                                  1,678         1,214
Certificates of deposit                                  194           293
Investment securities available-for-sale
 at estimated market value                             1,710         2,108
Investment securities held-to-maturity                 6,501         9,030
Mortgage-backed and related securities
 available-for-sale at estimated market value          1,328         2,814
Mortgage-backed and related securities
 held-to-maturity                                      5,979         6,663
Loans receivable, net                                 46,104        41,466
Investments required by law                              577           489
Property, equipment, and property held
 for investment, net                                     476           479
Accrued interest receivable                              343           316
Prepaid expenses and other assets                         44            56
Prepaid income taxes                                       -            73
Foreclosed real estate                                   134           133
Deferred tax asset                                       105            64
                                                    --------      --------
TOTAL ASSETS                                        $ 66,293      $ 65,856
------------                                        ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Liabilities
  Deposits                                          $ 52,047      $ 52,832
  Advances from Federal Home Loan Bank                 1,750             -
  Accrued interest payable                                65            49
  Accrued income taxes                                    51             -
  Advances from borrowers for taxes
   and insurance                                         162           252
  Other liabilities                                      124           107
                                                    --------      --------
      Total Liabilities                             $ 54,199      $ 53,240
      -----------------                             --------      --------
Commitments and Contingencies
-----------------------------
Stockholders' Equity
  Preferred stock, 1,000,000 shares
   authorized, - 0 - issued                         $      -      $      -
  Common stock, $.01 par value per share:
   4,000,000 shares authorized; 876,875
   shares issued and outstanding at
   September 30, 1997 and December 31, 1996                9             9
  Additional paid-in capital                           8,181         8,153
  Unearned ESOP shares                                  (580)         (632)
  Management recognition plan shares                    (511)            -
  Retained earnings - substantially restricted         5,000         5,101
  Unrealized gain (loss) on securities
   available-for-sale, net of tax                         (5)          (15)
                                                    --------      --------
      Total Stockholders' Equity                    $ 12,094      $ 12,616
                                                    --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 66,293      $ 65,856
                                                    ========      ========

     See accompanying notes to consolidated financial statements.

                       HEARTLAND BANCSHARES, INC.
                            AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (UNAUDITED)

                                            Three Months Ended   Nine Months Ended
                                               September 30,       September 30,
                                            ------------------   -----------------
                                             1997       1996       1997      1996
                                            ------     -------   -------    ------
Interest Income
---------------
 Interest on first mortgage loans           $  835     $  713    $2,454     $2,094
 Interest on other loans                        48         30       125         92
 Interest on investments, securities,
  and deposits with banks                      152        223       510        661
 Interest on mortgage backed securities        132        155       423        432
                                            ------     ------    ------     ------
      Total Interest Income                 $1,167     $1,121    $3,512     $3,279
Interest Expense
----------------
  Interest on deposits                      $  641     $  669    $1,923     $2,061
  Interest on borrowings                        23          -        56          -
                                            ------     ------    ------     ------
     Total Interest Expense                 $  664     $  669    $1,979     $2,061
                                            ------     ------    ------     ------
Net Interest Income                         $  503     $  452    $1,533     $1,218
Provision for Loan Losses                       60          -        70          -
                                            ------     ------    ------     ------
Net Interest Income After Provision
 for Loan Losses                            $  443     $  452    $1,463     $1,218
                                            ------     ------    ------     ------
Non-Interest Income
-------------------
  Initial service charges and other
   loan fees                                $   13     $   19    $   38     $   57
  Gain on sale of investments                    7          -        11         13
  Gain on sale of other real estate              -          2        12          2
  Other                                         28         38        90        112
                                            ------     ------    ------     ------
      Total Non-Interest Income             $   48     $   59    $  151     $  184
                                            ------     ------    ------     ------
Non-Interest Expense
--------------------
  Compensation to directors, officers,
   and employees                            $  187     $  162    $  536     $  403
  Pension expense and other employee
   benefits                                     36         61       130         94
  Legal and professional service                44         18       202         30
  Office properties and equipment
   expense including depreciation               32         30        96         82
  Advertising                                   11         11        35         29
  Federal insurance premiums                    13         33        30         96
  Stationery, postage, and office supplies      13         19        53         43
  Checking account expense                      37         39       108        113
  Service bureau expense                        25         17        67         53
  Other                                         54         43       163        119
  Loss on sale of investments                    -          -         -          3
  Loss on sale of other real estate              1          -         1          -
  Loss on sale of property held for
    investment                                   -          -         -          6
  SAIF special assessment                        -        351         -        351
                                            ------     ------    ------     ------
      Total Non-Interest Expense            $  453     $  784    $1,421     $1,422
                                            ------     ------    ------     ------
Income Before Income Taxes                  $   38     $ (273)   $  193     $  (20)
                                            ------     ------    ------     ------
Income Tax Expense                               8       (568)       50       (479)
                                            ------     ------    ------     ------
Net Income (Loss)                           $   30     $  295    $  143     $  459
                                            ======     ======    ======     ======
Earnings per Share - Primary                $  .04     $  .36    $  .17     $  .36
                                            ======     ======    ======     ======
                   - Fully Diluted          $  .04     $  .36    $  .17     $  .36
                                            ======     ======    ======     ======

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

                                                                                          Net
                                                                                       Unrealized
                                                                 Management             Gain (Loss)
                                         Additional   Unearned   Recognition           on Securities
                                Common    Paid-in      ESOP       Plan       Retained   Available
                                Stock     Capital     Shares      Shares     Earnings   for Sale    Total
                                ------  ----------   --------    --------   ---------   ----------  -----
Balance at December 31, 1996    $   9    $ 8,153     $ (632)     $   -      $5,101      $(15)     $12,616
---------------------------
Net income                          -          -          -          -         143         -          143

Cash dividends paid                 -          -          -          -        (244)        -         (244)

Purchase of shares for management
  recognition plan                  -          -          -       (552)          -         -         (552)

Amortization of ESOP expense        -         28         52          -           -         -           80

Amortization of management
  recognition plan expense          -          -          -         41           -         -           41

Change in net unrealized gain
 (loss) on securities available
 for sale                           -          -          -          -           -       (10)         (10)
                                -----    -------      -----      -----      ------      ----      -------
Balance at September 30, 1997   $   9    $ 8,181      $(580)     $(511)     $5,000      $ (5)     $12,094
-----------------------------   =====    =======      =====      =====      ======      ====      =======

See accompanying notes to consolidated financial statements.

              HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
              -----------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                             (IN THOUSANDS)
                             --------------
                              (UNAUDITED)
                              -----------

                                                                           Nine Months Ended
                                                                          ---------------------
                                                                              September 30,
                                                                          1997         1996
                                                                         --------     --------
Cash Flows From Operating Activities
------------------------------------
  Net income                                                              $   143     $   459
                                                                          -------     -------
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities
    Depreciation                                                          $    40     $    37
    Discount accretion/premium amortization-securities (net)                   (2)          7
    Amortization of deferred loan origination fees                            (17)        (36)
    Amortization of ESOP expense                                               80          41
    Amortization of MRP expense                                                41           -
    Provision for loan losses                                                  70           -
    (Gain) loss on sale of investments                                        (11)        (10)
    (Gain) loss on sale of property held for investment                         -           6
    (Gain) loss on sale of other real estate                                  (10)         (2)
    (Increase) decrease in accrued interest receivable                        (27)       (123)
    (Increase) decrease in prepaid expenses                                    12         (48)
    (Increase) decrease in prepaid income taxes                                73          14
    (Increase) decrease in deferred income taxes                              (47)       (454)
    (Increase) decrease in other assets                                         -          28
    Increase (decrease) in accrued interest payable                            16         (18)
    Increase (decrease) in accrued income taxes                                51           -
    Increase (decrease) in other liabilities                                   17         375
                                                                          -------     -------
    Total Adjustments                                                     $   286     $  (183)
                                                                          -------     -------
  Net Cash Provided by Operating Activities                               $   429     $   276
                                                                          -------     -------
Cash Flows From Investing Activities
  Net (increase) decrease in certificates of deposit                      $    99     $   490
  Proceeds from maturities of investment
   securities and mortgage-backed securities                                3,135       4,035
  Principal payments on mortgage-backed securities                          1,105       1,036
  Net (increase) decrease in loans receivable                              (4,787)     (4,209)
  Purchases of property and equipment                                         (37)        (39)
  Purchase of investment securities held-to-maturity                         (251)     (4,685)
  Purchase of investment securities available-for-sale                       (200)     (1,985)
  Purchase of mortgage-backed securities held-to-maturity                       -      (4,150)
  Purchase of mortgage-backed securities available-for-sale                     -        (248)
  Proceeds from sale of mortgage-backed securities available-for-sale       1,085       4,015
  Proceeds from sale of investment securities available-for-sale              252           -
  Proceeds from sale of property held for investment                            -         112
  Purchase of Federal Home Loan Bank stock                                    (88)        (24)
  Purchase of Federal Reserve Bank stock                                        -        (124)
  Proceeds from sale of other real estate                                     105          63
                                                                          -------     -------
  Net Cash (Used) Provided by Investing Activities                        $   418     $(5,713)
                                                                          -------     -------
Cash Flows From Financing Activities
  Net increase (decrease) in deposits                                     $  (785)    $(2,950)
  Net increase (decrease) in mortgage escrow funds                            (90)       (124)
  Proceeds from Federal Home Loan Bank advances                             4,250           -
  Payments on Federal Home Loan Bank advances                              (2,500)          -
  Shares acquired by management recognition plan                             (552)          -
  Dividends on common stock                                                  (244)        (81)
  Sale of stock                                                                 -       7,446
                                                                          -------     -------
  Net Cash Provided by Financing Activities                               $    79     $ 4,291
                                                                          -------     -------
Net Increase in Cash and Cash Equivalents                                 $   926     $(1,146)
Cash and Cash Equivalents at Beginning of Period                            1,872       4,263
                                                                          -------     -------
Cash and Cash Equivalents at End of Period                                $ 2,798     $ 3,117
                                                                          =======     =======
Supplemental Disclosures

Cash Paid (Received) During the Period for:
  Interest                                                                $ 1,963     $ 2,079
  Income taxes                                                            $   (27)    $   (29)

Loans Transferred to Foreclosed Real Estate During Period                 $    106    $     61

     See accompanying notes to consolidated financial statements.

         HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
         -----------------------------------------
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------
                     (Unaudited)
                     -----------
               September 30, 1997 and 1996
               ---------------------------

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

2.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months and nine months ended September 30, 1997 and 1996 have been recorded. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Certain reclassifications have been made for the three months and nine months ended September 30, 1996 to conform with the financial statement presentation for the three months and nine months ended September 30, 1997. The reclassifications had no effect on previously reported net income or retained earnings.

3.    Principles of Consolidation
      ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank, and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank. All significant intercompany items have been eliminated.

4.   Earnings per Share
     ------------------

Primary and fully diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. The weighted average numbers of shares used for primary earnings per share for the three months and nine months ended September 30, 1997 were 825,954 and 823,900, respectively. The weighted average numbers of shares used for fully diluted earnings per share for the three months and nine months ended September 30, 1997 were 822,570 and 823,908, respectively. The weighted average number of shares used for the three months and nine months ended September 30, 1996 was 808,498. Earnings per share for the nine months ended September 30, 1996 have been computed based upon net income for the period from July 1, 1996 to September 30, 1996 (the period during which shares were outstanding). The effect on earnings per share for the period June 28, 1996 to June 30, 1996 is not considered significant.

5.    Dividends per Share
      -------------------

In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

6.    Employee Stock Ownership Plan
      -----------------------------

The Company has established the ESOP for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest, beginning December 31, 1996. The principal is to be repaid in equal installments, with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period. ESOP benefits expense recorded during the three months and nine months ended September 30, 1997 was $33,278 and $99,580, respectively. ESOP benefits expense recorded during the three months and nine months ended September 30, 1996 was $46,744.

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

As of September 30, 1997, a liability of $68,840 has been recognized in the financial statements based on the vested value of the interests in the director retirement plan as of that date. The amount of expense recognized in the financial statements for the three months and nine months ended September 30, 1997 was $8,307 and $24,921, respectively. The amount of expense recognized in the financial statements for the three months and nine months ended September 30, 1996 was $34,500.

8.    Management Recognition Plan
      ---------------------------

On January 28, 1997, the stockholders of the Company approved a management recognition plan ("MRP"). With funds contributed by the Company, the MRP has purchased, in the aggregate, 35,075 shares of the Company's common stock (the maximum number of shares allowed to be purchased). Such shares were purchased in the open market. In June, 1997, the MRP's administrative committee voted to grant awards of common stock totaling 21,917 shares to certain executive officers and directors of the Company and the Bank. These awards are deemed to be effective as of the date of stockholder approval of the MRP. Common stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company will recognize compensation expense based on the fair market value of the common stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of September 30, 1997, 35,075 shares had been purchased on the open market by the MRP to fund the plan at a total cost of approximately $552,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense over the period over which the MRP awards become vested. The amount of expense recognized in the financial statements for the three months and nine months ended September 30, 1997 was $15,342 and $40,912, respectively.

9.    Stock Option and Incentive Plan
      -------------------------------

Also on January 28, 1997, the stockholders of the Company approved a stock option and incentive plan. The option plan provides for the granting of stock options and stock appreciation rights to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the plan after which no awards may be granted. The plan reserves 87,687 authorized, but unissued shares (or treasury shares) of common stock for issuance upon the future exercise of options or stock appreciation rights. Options to purchase a total of 65,762 shares of common stock have been awarded under the plan to certain officers and directors at an exercise price of $14.00 per share. The plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date the option was granted. Recognition of compensation expense for stock options is not required when options are granted at an exercise price equal to or exceeding the fair market value of the Company's common stock on the date the option is granted. Therefore, no expense related to the stock option plan is reflected on the accompanying financial statements. The stock options are considered common stock equivalents for purposes of computing primary and fully diluted earnings per share (as shown in Note
4).

10.   Advances from Federal Home Loan Bank
      ------------------------------------

As of September 30, 1997, the Bank has outstanding borrowings from the Federal Home Loan Bank of Chicago of $1,750,000. These borrowings mature at various times from November, 1997 to January, 1998 at interest rates ranging from 5.86% to 5.91%.

11.  Regulatory Capital
     ------------------

The Bank is required to maintain certain levels of regulatory capital. At September 30, 1997, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

12.  Deferred Income Tax Adjustment
     ------------------------------

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

During the third quarter of 1996, the Small Business Job Protection Act of 1996 (Small Business Act) was enacted into law. Under this law, for years beginning after 1995, thrift institutions (such as the Association) are required to recapture "excess bad debt reserves" over a six-year period. However, pre-1988 reserves are not included in these excess bad debt reserves. As the conversion of the Association to the Bank had not taken place as of December 31, 1995 (the effective date of the new law), the Bank was still a thrift institution as of that date. Therefore, it was the judgment of management that, due to the change enacted by the Small Business Act, the pre-1988 reserves will not be required to be recaptured into taxable income. As a result, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the $450,000 increase in income taxes made during 1995 was reversed during the third quarter of 1996 as a change to income from continuing operations, leading to a $450,000 decrease in income tax expense and deferred income taxes as of September 30, 1996.

13.  SAIF Special Assessment
     -----------------------

On September 30, 1996, a bill was signed into law which required financial institutions which are members of the Savings Association Insurance Fund (SAIF) to pay a special one-time assessment on insured deposits. Subsequent to that date, the Bank was informed that the amount of the special assessment to be paid by the Bank was approximately $351,000. This amount was recorded on the financial statements as of and for the three months ended September 30, 1996 as a charge to expense.

Item 2.   Management's Discussion and Analysis or Plan of
          Operations
---------------------------------------------------------

General
-------

The following discussion reviews the consolidated financial condition of Heartland Bancshares, Inc. (the "Company"), Heartland National Bank (the "Bank"), and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank, as of September 30, 1997 and December 31, 1996, and the results of operations for the three months and nine months ended September 30, 1997 and 1996.

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

Liquidity and Capital Resources
-------------------------------

As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank's primary sources of funds are deposits and proceeds from maturing investment securities, maturing mortgage-backed and related securities and principal and interest payments on loans, investment securities and mortgage-backed and related securities. While maturities and scheduled amortization of investment securities, mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Bank uses its liquidity resources principally to fund the origination of loans, to purchase investment securities and mortgage-backed and related securities, to fund deposit withdrawals, to maintain liquidity, and to meet operating expenses. Management believes that its sources of funds will be adequate to meet the Bank's liquidity needs for the immediate future.

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At September 30, 1997 and December 31, 1996, the consolidated amounts of cash and cash equivalents totaled $2.8 million and $1.9 million, respectively.

Liquidity management is both a daily and long-term function of business management. The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with a consolidated aggregate market value of $3.0 million at September 30, 1997 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago ("FHLB"). At September 30, 1997, the Bank had outstanding advances from the FHLB in the amount of $1,750,000.

At September 30, 1997, the Bank had $1,309,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 1997, the Bank was in compliance with all regulatory capital requirements.

Financial Condition
-------------------

Total assets increased by $437,000, or 66 basis points, from $65.9 million at December 31, 1996 to $66.3 million at September
30, 1997.

The Bank's loan portfolio increased by $4.6 million, or 11.19%, from $41.5 million at December 31, 1996 to $46.1 million at September 30, 1997. The increase in loan activity during the period is attributed to increased loan marketing activities and increased loan demand in the Company's market area.

The Bank's allowance for loan losses totaled $300,000 at September 30, 1997 and December 31, 1996. During the nine months ended September 30, 1997, loan charge-offs amounted to $70,000. An additional provision of $70,000 was made during the period.

The Company's consolidated investment securities portfolio totaled $8.2 million at September 30, 1997, a decrease of $2.9 million from $11.1 million at December 31, 1996. This decrease was primarily due to maturities and sales of investment securities totaling $3.4 million exceeding purchases of such securities totaling $451,000 for the nine months ended September 30, 1997. The Company's mortgage-backed and related securities portfolio totaled $7.3 million as of September 30, 1997, a decrease of $2.2 million from $9.5 million at December 31, 1996. This decrease was primarily due to $1.1 million in principal payments and $1.1 million in proceeds received from sales of mortgage-backed and related securities. During the nine months ended September 30, 1997, the institution's portfolio of investment securities and mortgage-backed and related securities classified as available for sale increased capital by $10,000 (net of taxes) as a result of an increase in the market value of such securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115.

Total liabilities increased by $959,000, or 1.80%, from $53.2 million at December 31, 1996 to $54.2 million at September 30, 1997. Total deposits decreased by $785,000 from $52.8 million at December 31, 1996 to $52.0 million at September 30, 1997. The increase in total liabilities is primarily attributable to the $1.8 million increase in borrowings from the Federal Home Loan Bank incurred by the Bank during the nine months ended September 30, 1997, together with the $785,000 decrease in deposits.

Stockholders' equity decreased by $522,000 during the nine months ended September 30, 1997. This decrease is primarily due to the $552,000 purchase of shares on the open market for the Company's management recognition plan, as well as dividends of $244,000 paid
on Company stock. These decreases were offset by amortization of ESOP and MRP expense of $121,000, as well as net income of $143,000 for the period.

Results of Operations
---------------------

Net Income. Net income was $30,000 for the three months ended September 30, 1997, as compared to $295,000 for the three months ended September 30, 1996. The decrease of $265,000, or 89.83%, reflects an increase of $51,000, or 11.28%, in net interest income, an increase of $60,000 in the provision for loan losses, a decrease of $11,000, or 18.64%, in non-interest income, a decrease of $331,000, or 42.22%, in non-interest expense, and a $576,000 increase in the provision for income taxes. The decrease in net income was primarily due to the reversal during 1996 of a $450,000 1995 tax accrual for the tax effect of a probable recapture of excess bad debt deductions, offset by increased expense during 1996 resulting from a special
$351,000 assessment from the SAIF. The net effect of these factors resulted in net income for the three months ended September 30, 1996 being higher than normal.

Net income was $143,000 for the nine months ended September 30, 1997, as compared to $459,000 for the nine months ended September 30, 1996. The decrease of $316,000, or 68.85%, reflects an increase of $315,000, or 25.86%, in net interest income, a $70,000 increase in the provision for loan losses, a decrease of $33,000, or 17.93%, in non-interest income, a decrease of $1,000 in non-interest expense, and a $529,000 increase in the provision for income taxes. The decrease in net income for the nine month periods is again primarily due to the combined effect of the 1996 income tax reversal and the 1996 special SAIF assessment.

Net Interest Income. Net interest income increased $51,000, or 11.28%, to $503,000 for the three months ended September 30, 1997, as compared to $452,000 for the three months ended September 30, 1996. This increase was primarily due to an increase in the net interest margin from 1.99% for the three months ended September 30, 1996 to 2.35% for the three months ended September 30, 1997, which was offset by a decrease in the ratio of average interest-earning assets to average interest-earing liabilities from 120.13% for the three months ended September 30, 1996 to 119.62% for the three months ended September 30, 1997. The increase in net interest income reflects the net increase in loans, bearing a rate of return relatively higher than other investments.

Net interest income increased $315,000, or 25.86%, to $1.5 million for the nine months ended September 30, 1997, as compared to $1.2 million for the nine months ended September 30, 1996. This increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 111.12% for the nine months ended September 30, 1996 to 119.91% for the nine months ended September 30, 1997, along with an increase in the net interest margin from 2.11% for the nine months ended September 30, 1996 to 2.38% for the nine months ended September 30, 1997. The increase in net interest income is attributed to the investment of the net proceeds from the Company's initial public stock offering and the net increase in loans.

Interest Income. Total interest income increased by $46,000, or 4.10%, to $1.2 million for the three months ended September 30, 1997 as compared to $1.1 million for the three months ended September 30, 1996. This increase was primarily due to an increase of $6.6 million in the average balance of the loan portfolio during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 resulting from ongoing loan origination efforts. The increase in interest income also reflects an increase of 31 basis points in the average yield on interest-earning assets for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.


Total interest income increased by $233,000, or 7.11%, to $3.5 million for the nine months ended September 30, 1997 as compared to $3.3 million for the nine months ended September 30, 1996. The increase in interest income is primarily the result of an increase of $1.6 million, or 2.51%, in average interest-earning assets from $62.4 million for the nine months ended September 30, 1996 to $63.9 million for the nine months ended

September 30, 1997.   The increase in interest income also
reflects a 32 basis point increase in the average yield on interest-earning assets for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This increase reflects the increase in the average total loan balance and the investment of the proceeds from the Company's initial public stock offering.

Interest Expense. Interest expense decreased by $5,000, or 75 basis points, to $664,000 for the three months ended September 30, 1997 as compared to $669,000 for the three months ended September 30, 1996. This decrease was primarily due to a decrease of 5 basis points in the average cost of interest-bearing liabilities for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Interest expense was also affected by an increase of $101,000 in the average balance of interest-bearing liabilities from $53.1 million for the three months ended September 30, 1996 to $53.2 million for the three months ended September 30, 1997.

Interest expense decreased by $82,000, or 3.98%, from $2.1 million for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997. This decrease was primarily due to a decrease of $2.8 million in the average balance of interest-bearing liabilities from $56.1 million for the nine months ended September 30, 1996 to $53.3 million for the nine months ended September 30, 1997. This decrease was predominantly due to decreases in deposit accounts by customers using those deposit accounts to purchase Company stock during the conversion. The decrease in the average balance of interest-bearing liabilities was offset by a 5 basis point increase in the average cost of those liabilities for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. A $60,000 provision for loan losses was made during the three months ended September 30, 1997, while no provision was made for the three months ended September 30, 1996. A $70,000 provision for loan losses was made during the nine months ended September 30, 1997, while no provision was made for the nine months ended September 30, 1996. The increased provision in the 1997 period was deemed necessary as a result of charge-offs of $60,000 during the period. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

Non-Interest Income. Non-interest income decreased $11,000, or 18.64%, from $59,000 for the three months ended September 30, 1996 to $48,000 for the three months ended September 30, 1997. The largest components of non-interest income for the three month periods ended September 30, 1997 and 1996 included $13,000 and $19,000, respectively, in loan and other service fees and $28,000 and $38,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $7,000 of realized gains on the sale of investments and other real estate during the three months ended September 30, 1997, compared to $2,000 of gains during the three months ended September 30, 1996.

Non-interest income decreased $33,000, or 17.93%, from $184,000 for the nine months ended September 30, 1996 to $151,000 for the nine months ended September 30, 1997. The largest components of non-interest income for the nine month periods ended September 30, 1997 and 1996 included $38,000 and $57,000, respectively, in loan and other service fees and $90,000 and $112,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $23,000 of realized gains on sales of investments and other real estate in the nine months ended September 30, 1997 compared to $15,000 of realized gains for the nine months ended September 30, 1996.

Non-Interest Expense. Non-interest expense decreased $331,000, or 42.22%, from $784,000 for the three months ended September 30, 1996 to $453,000 for the three months ended September 30, 1997. This decrease was primarily due to the special SAIF assessment of $351,000 which was expensed in the three months ended September 30, 1996. This was a one-time assessment imposed by the FDIC in 1996 on institutions insured by the Savings Association Insurance Fund ("SAIF"). This decrease was partially offset by net increases of $20,000 in various other expense items for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996.

Non-interest expense stayed essentially level for the nine months ended September 30, 1997 and 1996, totaling $1.4 million for both periods. The SAIF assessment imposed in 1996 caused an increase in the expenses for the nine months ended September 30, 1996 of $351,000. In comparing the expenses for the nine months ended September 30, 1997 with the corresponding period of the prior year, the increased SAIF assessment in the prior period is offset by increases of $169,000 in compensation and employee benefits expense, $172,000 in legal and professional fees, and net increases of $9,000 in various other expense items. The increase in compensation and employee benefits expense is primarily a result of the recognition of expense related to items which have been incurred subsequent to the formation of the Company in June, 1996, such as the ESOP, director retirement, and management recognition plans, and additional director fees paid by the Company. The increase in legal and professional fees for the same period reflects ongoing legal, accounting and consulting expenses resulting primarily from the Company's proxy contest in connection with its Annual Meeting as well as expenses associated with the Company's initial periods of operation as a public company. Legal and professional fees incurred pursuant to the initial issuance of stock were offset against stock proceeds, and are not reflected on the Company's income statement.

Income Tax Expense. Income tax expense was $8,000 for the three months ended September 30, 1997 as compared with $(568,000) for the three months ended September 30, 1996. For the nine months ended September 30, 1997, income tax expense was $50,000, as compared to $(479,000) for the nine months ended September 30, 1996. The large increases in income tax expense are primarily the result of the $450,000 reversal in the third quarter of 1996 of a 1995 addition to deferred tax expense. This 1995 addition related to the expected recapture into taxable income of excess bad debt deductions upon the completion of the conversion from thrift institution to bank. With the enactment of the Small Business Job Protection Act of 1996, management believed that the pre-1988 excess bad debt deductions which gave rise to the original deferred tax addition will not be required to be recaptured. Therefore, in accordance with SFAS No. 109, "Accounting for Income Taxes," the effects of the change in the tax law were reflected in the financial statements in the third quarter of 1996, which was the period of the law's enactment.

The other major component of the increase in income tax expense for both the three month and nine month periods ended September
30, 1997 is the increase in taxable income caused by the absence in 1997 of the special SAIF assessment of $351,000.

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

With the adoption in 1997 of stock-based compensation plans, the Company intends to follow the SFAS No.123 guidelines as appropriate upon the granting of stock-based compensation under those plans.

Earnings per Share. In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the two computations. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The management of the Company plans to adopt the provisions of the statement at December 31, 1997, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

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

                   PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2.   Changes in Securities

     None


Item 3.   Defaults Upon Senior Securities

     None


Item 4.   Submission of Matters to a Vote of Security Holders

     None


Item 5.   Other Information

     None


Item 6.   Exhibits and Reports on Form 8-K

     None.

     The following exhibits are filed as a part of this report:

     Exhibit 27   Financial Data Schedule (EDGAR Only)

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HEARTLAND BANCSHARES, INC.


Date:  November 12, 1997      By: /s/ Roger O. Hileman
                                  ------------------------
                                  Roger O. Hileman
                                  (Principal Executive,
                                   Accounting and Financial
                                   Officer)