Form 10KSB40
period 1997-12-31
HEARTLAND BANCSHARES INC
filed 1998-03-25
CIK 1007002

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                          Commission File No. 0-28442

                          HEARTLAND BANCSHARES, INC.
                          --------------------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          ILLINOIS                                             37-1356594
---------------------------------                          ------------------
 (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

318 SOUTH PARK AVENUE, HERRIN, ILLINOIS                        62948-3604
---------------------------------------                    ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (618) 942-7373
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
Yes   X   No
    -----     -----

Check here if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1997 were
$4,921,000

Based on the most recent sale of the common stock at a price of $15.25 per share, the aggregate market value of the voting stock held by non-affiliates on March 18, 1998 was $8,732,913. For purposes of this calculation, it is assumed that directors, officers, the Company's Employee Stock Ownership Plan and the Company's Management Recognition Plan are affiliates. On such date, 876,875 shares of the common stock were issued and 876,875 shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [_]   No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.  (Part III)

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

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

     The Company's principal business is overseeing the business of the Bank and investing the portion of the net proceeds from its initial public offering retained by it. The Company has no significant assets other than its investment in the Bank, a loan to the ESOP and certain cash and cash equivalents and investment securities. Accordingly, the information set forth herein relates primarily to the Bank. At December 31, 1997, the Company had consolidated total assets of $67.5 million, deposits of $54.0 million and stockholders' equity of $12.1 million.

     The Company's executive offices are located at 318 South Park Avenue, Herrin, Illinois 62948-3604, and its main telephone number is (618) 942-7373.

     THE BANK. The principal business of the Bank historically has consisted of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on single-family residences in its market area. At December 31, 1997, one- to four-family residential mortgage loans comprised 79.62% of the Bank's total loan portfolio. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed and related securities and investment securities and noninterest income. Funds for these activities are provided principally by operating revenues, deposits, and repayments of outstanding loans and mortgage-backed and related securities.

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

LENDING ACTIVITIES

     General. The Bank's gross loan portfolio totaled $47.2 million at December 31, 1997, representing 69.90% of the Company's total assets at that date. It is the Bank's policy to concentrate its lending within the counties of Williamson, Jackson and Franklin located in southeastern Illinois. At December 31, 1997, $37.5 million, or 79.62%, of the Bank's total loan portfolio, consisted of one- to four-family, residential mortgage loans. At December 31, 1997, other loans secured by real estate included multi-family residential real estate loans, which amounted to $1.4 million, or 3.04%, of the Bank's total loan portfolio, church loans, which amounted to $1.7 million, or 3.68%, of the Bank's total loan portfolio, commercial real estate loans which amounted to $3.1 million, or 6.66%, of the Bank's total loan portfolio and construction loans which amounted to $381,000, or 0.81%, of the Bank's gross loan portfolio.

     The Bank also is active in the origination of consumer loans, which primarily consist of loans secured by savings deposits, home improvement loans and automobile loans. Consumer loans amounted to $2.9 million, or 6.19% of the Bank's total loan portfolio, at December 31, 1997.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1997, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                 AT DECEMBER 31,
                                      -------------------------------------
                                            1997                1996
                                      -----------------   -----------------
                                      AMOUNT       %      AMOUNT       %
                                      -------   -------   -------   -------
                                              (DOLLARS IN THOUSANDS)
Type of Loan:
------------
Real estate loans:
 One- to four-family residential...   $37,546    79.62%   $33,208    78.82%
 Multi-family residential..........     1,433     3.04      1,520     3.61
 Construction......................       381     0.81      1,010     2.40
 Church............................     1,735     3.68      1,875     4.45
 Commercial........................     3,140     6.66      2,633     6.25
                                      -------   ------    -------   ------
   Total real estate loans.........    44,235    93.81     40,246    95.53
                                      -------   ------    -------   ------

Consumer loans:
 Automobiles.......................       508     1.08        346     0.82
 Savings account...................       477     1.01        503     1.20
 Home improvement..................       779     1.65        490     1.16
 Other.............................     1,157     2.45        545     1.29
                                      -------   ------    -------   ------
   Total consumer loans............     2,921     6.19      1,884     4.47
                                      -------   ------    -------   ------

   Total gross loans...............    47,156   100.00%    42,130   100.00%
                                      -------   ======    -------   ======

Less:
 Loans in process..................       375                 267
 Deferred service charge...........        74                  97
 Allowance for loan losses.........       400                 300
                                      -------             -------
   Total...........................   $46,307             $41,466
                                      =======             =======

LOAN MATURITY SCHEDULE

          The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                        DUE AFTER
                                     DUE DURING THE     1 THROUGH       DUE AFTER
                                      YEAR ENDING     5 YEARS AFTER   5 YEARS AFTER
                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                          1998            1997            1997         TOTAL
                                     --------------   -------------   -------------   -------
                                                           (IN THOUSANDS)
One- to four-family residential...        $5,902         $11,339         $20,305      $37,546
Multi-family residential..........           265             198             970        1,433
Construction......................           336              --              45          381
Church............................            --             356           1,379        1,735
Commercial........................           440             275           2,425        3,140
Consumer..........................         1,321           1,146             454        2,921
                                          ------         -------         -------      -------
 Total............................        $8,264         $13,314         $25,578      $47,156
                                          ======         =======         =======      =======

          The next table sets forth at December 31, 1997, the dollar amount of all loans due one year or more after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                     PREDETERMINED     FLOATING OR
                                         RATE        ADJUSTABLE RATES
                                     -------------   ----------------
                                             (IN THOUSANDS)
One- to four-family residential...      $21,033           $10,611
Multi-family residential..........        1,168                --
Construction......................           45                --
Church............................           --             1,735
Commercial........................           --             2,700
Consumer..........................        1,600                --
                                        -------           -------
 Total............................      $23,846           $15,046
                                        =======           =======

          Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

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

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                            1997         1996
                                          -------      -------
                                            (IN THOUSANDS)
Loans originated:
 Real estate loans:
  One- to four-family residential...      $ 9,253      $ 9,534
  Multi-family residential..........          420          431
  Construction......................        1,539        2,599
  Church............................          795          835
  Commercial........................        1,705           --
 Consumer loans.....................        2,823        1,710
                                          -------      -------

   Total loans originated...........      $16,535      $15,109
                                          =======      =======

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

          Under applicable law, with certain limited exceptions, loans and extensions of credit by a national bank to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. The Bank's loans to one borrower were limited to $1.5 million at December 31, 1997. At December 31, 1997, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 1997, the Bank's largest loan was a $579,000 loan to a local law firm and the Bank's next five largest loans ranged from $402,000 to $534,000. All six loans were current and continued to perform in accordance with their terms at December 31, 1997.

          Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

          One- to Four-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of one- to four-family, residential real estate loans in its primary market area. At December 31, 1997, one- to four-family, residential mortgage loans, totaled $37.5 million, or 79.62%, of the Bank's total loan portfolio.

          The Bank originates both fixed rate and adjustable rate mortgage loans. The Bank offers fixed rate mortgage loans with terms of up to 20 years. The Bank originates one and three-year adjustable rate loans with terms of up to 30 years. Since October 1994, the adjustable rate loans originated by the Bank are indexed to the one or three-year Treasury Bill rate, adjusted for constant maturity. Approximately $13.3 million of the Bank's adjustable rate loans at December 31, 1997 were tied to this index. Rate adjustments on one-year adjustable rate loans are limited to a maximum of two percentage points per adjustment and six percentage points over the life of the loan. Rate adjustments on three-year adjustable rate loans are limited to a maximum of three percentage points per adjustment and six percentage points over the life of the loan.

          Adjustable rate loans originated prior to October 1994 were indexed to the FHLB Average Interest Rate Paid on Previously Occupied Homes. Changes in this index generally lag changes in other indices. Interest rates on such loans are not adjusted based upon an increment over such rate but adjust based upon the changes in such rate, subject to floors and ceilings on the rate. As of December 31, 1997, approximately $3.9 million of the Bank's adjustable rate loans had been originated in accordance with these terms.

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

          Multi-Family and Commercial Real Estate Lending. The Bank's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. The Bank's commercial real estate loan portfolio consists primarily of loans to finance the acquisition of small retail establishments and distribution centers. Such loans generally range in size from $18,000 to $579,000. At December 31, 1997, the Bank had $1.4 million of multi-family residential loans and $3.1 million of commercial real estate loans, which amounted to 3.0% and 6.7%, respectively, of the Bank's total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 70% of the lesser of the appraised value or the purchase price of the property. Generally, such loans are made for ten year terms and may provide for a balloon payment at the end of such term. The maximum term for these types of loans is 20 years. Because of the inherently greater risk involved in this type of lending, the Bank generally limits its multi-family and commercial real estate lending to borrowers within its market area with which it has had prior experience.

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

          Church Lending. The Bank's loan portfolio includes a number of real estate loans made to finance the construction or acquisition of church properties located in the Bank's market area. At December 31, 1997, the Bank had seven church loans aggregating approximately $1.7 million, the largest of which had a balance outstanding of $534,000. Such loans are generally originated on a fixed rate basis at a rate approximately 0.5% higher than the fixed rate charged on one- to four-family residential real estate loans. The maximum term on church loans is generally 15 years.

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

          Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At December 31, 1997, construction loans amounted to $381,000, or 0.81%, of the Bank's loan portfolio.

          Consumer Lending. The consumer loans originated by the Bank include loans secured by savings deposits, home improvement loans, automobile loans, home equity loans and unsecured loans. At December 31, 1997, consumer loans totaled $2.9 million, or 6.19%, of the Bank's total loan portfolio.

          Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 90% of the dealer's invoice plus destination and local charges, or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association. New cars are financed for a period of up to five years, while used cars are financed for up to four and one-half years depending on the age of the vehicle. Collision insurance is required for all automobile loans. At December 31, 1997, automobile loans totaled $508,000, or 1.08%, of the Bank's total loan portfolio.

          Home improvement loans generally are made on the security of residences on which the Bank holds the first mortgage. The maximum size of home improvement loans is 85% of the "as completed" appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years. The Bank also participates in the Federal Housing Authority ("FHA") Title I Home Improvement loan program. Such loans must be to finance only certain types of improvements up to a maximum loan size of $7,500. The FHA guarantees 90% of the principal amount of each such loan. Home improvement loans generally are made on a fixed-rate basis. At December 31, 1997, home improvement loans amounted to $779,000, or 1.65%, of the Bank's total loan portfolio.

          The Bank makes deposit account loans for up to 90% of the depositor's deposit account balance. The interest rate is normally 2% above the rate paid on the deposit account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 1997, loans on deposit accounts totaled $477,000, or 1.01%, of the Bank's total loan portfolio.

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

                                                     AT DECEMBER 31,
                                                    -----------------
                                                     1997      1996
                                                     -----     -----
                                                  (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis: (1)
 Real estate:
  One- to four-family residential................    $ 534     $ 383
  Multi-family residential.......................       --        88
  Church.........................................       --        --
  Commercial.....................................       --        --
 Commercial......................................       --        --
 Consumer........................................       85        22
                                                     -----     -----
  Total nonperforming loans......................    $ 619     $ 493
                                                     =====     =====

Percentage of total loans........................     1.31%     1.19%
                                                     =====     =====
Other nonperforming assets (2)...................    $ 239     $ 133
                                                     =====     =====

-------------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets represents property acquired by the Bank through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.


          At December 31, 1997, nonaccrual loans amounted to $619,000 as compared to $493,000 at December 31, 1996. The residential nonaccrual loans consisted of 16 single family home loans with outstanding balances at December
31, 1997, ranging from $2,000 to $95,000.   Consumer nonaccrual loans at
December 31, 1997 were $85,000 as compared to $22,000 at December 31, 1996. The increase in total nonaccrual loans was due to the deterioration of the financial condition of certain loan customers.

          During the year ended December 31, 1997, gross interest income of $23,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. There were no restructured loans during the periods.

          There were no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

          Real estate acquired through foreclosure is initially recorded at the lower of cost (net loan receivable balance at date of foreclosure) or fair value less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At December 31, 1997, the Bank had $239,000 in real estate owned, consisting of five single-family residences.

          Federal regulations require national banks to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a national bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a national bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a national bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a bank's classifications. If a bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Manager of the OCC. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1997, the Bank had $622,000 in classified assets, which consisted of $619,000 in assets classified as substandard and $3,000 in assets classified as loss.

          Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. During the year ended December 31, 1997, the Bank made a $156,000 provision to the allowance for loan losses on the basis of management's assessment of the level of risk in the loan portfolio. Among other factors, management believed that this increase was warranted because of charges made against the reserve during 1997 as well as the additional risks posed by the increase in the Bank's church, commercial real estate and consumer loan portfolios.

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

          The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. There were $60,000 of loans charged off during 1997.


                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                               1997          1996
                                               -----         -----
                                             (DOLLARS IN THOUSANDS)

Balance at beginning of period.........        $ 300         $ 300
Charge-offs............................          (60)           (5)
Recoveries.............................            4            --
Provision for loan losses..............          156             5
                                               -----         -----
Balance at end of period...............        $ 400         $ 300
                                               =====         =====
Ratio of net charge-offs to average
 loans outstanding during the period...         0.12%         0.01%
                                               =====         =====

          The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                         AT DECEMBER 31,
                                          --------------------------------------------
                                                  1997                    1996
                                          --------------------    --------------------
                                                    PERCENT OF              PERCENT OF
                                                     LOANS IN                LOANS IN
                                                   CATEGORY TO             CATEGORY TO
                                          AMOUNT   TOTAL LOANS    AMOUNT   TOTAL LOANS
                                          ------   -----------    ------   -----------
                                                     (DOLLARS IN THOUSANDS)
Real estate - mortgage:
   One- to four-family residential.....     $318         79.62%     $237         78.82%
   Multi-family residential............       12          3.04        11          3.61
   Construction........................        3          0.81         7          2.40
   Church..............................       15          3.68        13          4.45
   Commercial..........................       27          6.66        19          6.25
Consumer...............................       25          6.19        13          4.47
                                            ----        ------      ----        ------
     Total allowance for loan losses...     $400        100.00%     $300        100.00%
                                            ====        ======      ====        ======

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

          The investment policy of the Company and the Bank currently allows for investment in various types of mortgage-backed and related securities, liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Chicago, certificates of deposit or bankers' acceptances at other federally insured depository institutions subject to certain limitations, and obligations of states and political subdivisions. Generally, the objectives of the Bank's investment policy are to: (i) maximize returns; (ii) provide and maintain liquidity within the guidelines of OCC regulations; (iii) maintain a balance of high-quality, diversified investments to minimize risk; (iv) provide collateral for pledging requirements; (v) serve as a counter-cyclical balance to the loan portfolio; (vi) manage interest rate risk; and (vii) to insure compliance with all regulatory requirements. In accordance with the investment policy, at December 31, 1997, the Company and the Bank had investments in U.S. Government and agency notes, obligations of state and political subdivisions, interest-earning deposits and certificates of deposit and FHLB of Chicago stock and Federal Reserve Bank stock.

          Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as GNMA, which are guaranteed as the payment of principal and interest by the U.S. Government, and FHLMC and FNMA, which are guaranteed by those agencies only. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

          The following table sets forth the carrying value of the Company's investments on a consolidated basis at the dates indicated.

                                         AT DECEMBER 31,
                                        -----------------
                                         1997      1996
                                        -------   -------
                                          (IN THOUSANDS)
Securities available for sale (1):
 U.S. Government and agency and
  municipal securities...............   $ 1,714   $ 2,108
 Collateral mortgage obligations.....        --        --
 Mortgage-backed securities..........     1,249     2,814

Securities held to maturity:
 U.S. government and agency and
  municipal securities...............     5,627     9,030
 Mortgage-backed securities..........     5,737     6,663
                                        -------   -------
   Total investment securities.......    14,327    20,615

Cash and cash equivalents............     3,319       658
Certificates of deposit..............        95       293
FHLB and FRB stock...................       577       489
                                        -------   -------
   Total investments.................   $18,318   $22,055
                                        =======   =======

-------------------------
(1)  The carrying value of securities available for sale is the market value.

          The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment and mortgage-backed securities portfolio at December 31, 1997.

                                           ONE YEAR OR LESS      ONE TO FIVE YEARS     FIVE TO TEN YEARS    MORE THAN TEN YEARS
                                          -------------------   -------------------   -------------------   -------------------
                                          CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                           VALUE      YIELD      VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                          --------   -------    --------   -------    --------   -------    --------   -------
                                                                          (DOLLARS IN THOUSANDS)

 Securities available for sale:
  U.S. government, agency and
   municipal securities...............      $  100      5.51%     $1,614      6.33%       $ --        --%     $   --        --%
  Mortgage-backed securities..........          --        --       1,249      6.92          --        --          --        --

Securities held to maturity:
  U.S. government and agency
   and municipal securities...........       2,042      5.25       3,360      5.97         225      5.38          --        --
  Mortgage-backed securities..........          --        --       3,366      6.00         761      5.28       1,610      6.54
                                            ------                ------                  ----                ------

    Total.............................      $2,142      5.26%     $9,589      6.17%       $986      5.30%     $1,610      6.54%
                                            ======                ======                  ====                ======

                                           TOTAL INVESTMENT PORTFOLIO
                                          ----------------------------
                                          CARRYING   MARKET    AVERAGE
                                           VALUE      VALUE     YIELD
                                          --------   ------    -------
                                              (DOLLARS IN THOUSANDS)

 Securities available for sale:
  U.S. government, agency and
   municipal securities...............     $ 1,714   $ 1,714      6.29%
  Mortgage-backed securities..........       1,249     1,249      6.92

Securities held to maturity:
  U.S. government and agency
   and municipal securities...........       5,627     5,651      5.69
  Mortgage-backed securities..........       5,737     5,694      6.06
                                           -------   -------

    Total.............................     $14,327   $14,308      6.01%
                                           =======   =======

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

          Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, NOW accounts, regular savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Bank does not accept brokered deposits.

          The Bank competes for deposits with other institutions in its market areas by offering deposit instruments that are competitively priced and by providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers' needs. Substantially all of the Bank's depositors are Illinois residents.

          Savings deposits in the Company on a consolidated basis at December 31, 1997 were represented by the various types of savings programs described below.

INTEREST    MINIMUM                                           MINIMUM      BALANCES     PERCENTAGE OF
  RATE       TERM                       CATEGORY               AMOUNT    IN THOUSANDS   TOTAL SAVINGS
--------    -------                     --------              --------   ------------   -------------

  N/A%      None              Non-interest bearing accounts        N/A        $   667            1.23%
3.84-4.98   None              Passbook accounts               $  10.00          7,055           13.06
  2.83      None              NOW accounts                       50.00          8,868           16.42
  4.08      12 Month          Christmas Club                      5.00              8            0.01

                              Certificates of Deposit
                              -----------------------

4.80-4.81   91 days           Fixed-term, fixed-rate             2,500            433            0.80
5.30-5.35   6 month           Fixed-term, fixed-rate             2,500          3,962            7.33
5.60-5.74   12 month          Fixed-term, fixed-rate               500          9,508           17.60
5.68-5.75   18 month          Fixed-term, fixed-rate               500          2,107            3.90
5.86-5.96   30 month          Fixed-term, fixed-rate               500          6,238           11.55
5.70-6.05   36 month          Fixed-term, fixed-rate               500            768            1.42
5.94-6.05   48 month          Fixed-term, fixed-rate               500            551            1.02
6.00-6.08   60 month          Fixed-term, fixed-rate               500          2,488            4.61
6.03-6.30   72 month          Fixed-term, fixed-rate               500          1,151            2.13
6.53-6.85   96 month          Fixed-term, fixed-rate               500          1,355            2.51
5.75-5.92   IRAs              Fixed-term, fixed-rate               100          3,448            6.38
5.33-6.25   Variable          Fixed-term, fixed rate           100,000          4,136            7.66
  6.98      36 month (1)      Fixed-term, adjustable-rate        5,000          1,279            2.37
                                                                              -------          ------
                                                                              $54,022          100.00%
                                                                              =======          ======

-------------------------
(1) Customer has option at any time during term of certificate to request a one-time increase to the then-prevailing 36 month certificate of deposit rate.

        The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                                  INCREASE
                                    BALANCE AT                (DECREASE) FROM     BALANCE AT
                                   DECEMBER 31,     % OF        DECEMBER 31,     DECEMBER 31,     % OF
                                       1997       DEPOSITS          1996             1996       DEPOSITS
                                   ------------   --------    ---------------    ------------   --------
                                                           (DOLLARS IN THOUSANDS)

Non-interest bearing accounts...        $   667       1.23%            $  419         $   248        .47%
Passbook and regular savings....          7,055      13.06                406           6,649      12.58
NOW.............................          8,868      16.42                (44)          8,912      16.87
Christmas club..................              8       0.01                 (2)             10       0.02
Certificates of deposit.........         33,976      62.90              1,394          32,582      61.67
IRA.............................          3,448       6.38               (983)          4,431       8.39
                                        -------     ------             ------         -------     ------

     Total......................        $54,022     100.00%            $1,190         $52,832     100.00%
                                        =======     ======             ======         =======     ======

          The following table sets forth the average month-end balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated.

                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                             1997                 1996
                                      -----------------    -----------------
                                      AVERAGE   AVERAGE    AVERAGE   AVERAGE
                                      BALANCE     RATE     BALANCE     RATE
                                      -------   -------    -------   -------
                                              (DOLLARS IN THOUSANDS)

Savings deposits...................   $ 6,934      3.96%   $ 7,173      3.94%
Interest-bearing demand deposits...     9,059      2.83      9,367      3.04
Certificates of deposit............    36,295      5.68     38,673      5.78
                                      -------              -------
 Total.............................   $52,288              $55,213
                                      =======              =======

          The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997 and at such date represented 7.66% of total deposits and had a weighted average rate of 6.18%. The Bank's certificates of deposit in excess of $100,000
primarily consist of deposits from individual retail customers.   To the extent
the Bank is unable to replace maturing deposits, it may sell investment securities classified as available for sale.


                                                             CERTIFICATES
                MATURITY PERIOD                              OF DEPOSITS
                ---------------                             --------------
                                                            (IN THOUSANDS)

                Three months or less...................          $  950
                Over three months through six months...             500
                Over six months through 12 months......           1,348
                Over 12 months.........................           1,338
                                                                 ------
                  Total................................          $4,136
                                                                 ======

          Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Chicago and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. At December 31, 1997, the Bank had $750,000 of FHLB advances outstanding. Such advances were repaid in January 1998.

          The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated.

                                                                AT
                                                            DECEMBER 31,
                                                        -------------------
                                                         1997          1996
                                                         ----          ----
                                                      (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
     FHLB advances...............................       $  750        $  --

Rate paid on:
     FHLB advances...............................         5.86%          --

Maximum amount of borrowings outstanding
  at end of any month end:
     FHLB advances...............................        1,750           --

Approximate average short-term borrowings
  outstanding with respect to:
     FHLB advances...............................        1,375           --

Approximate weighted average rate paid on: (1)
     FHLB advances...............................         5.69%          --

_______________
(1)  Based on month-end balances.

SUBSIDIARY ACTIVITIES

  The Bank has one subsidiary service corporation, Herrin First Service Corporation. Herrin First Service Corporation was formed in 1971 by the Bank for the purpose of developing a residential subdivision located in Herrin. Such development was completed and all lots were subsequently sold. No further development activities have been undertaken or are planned, and the subsidiary is inactive. Its assets consist of various liquid assets totaling $236,000.

PERFORMANCE RATIOS

  The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                                   AT OR FOR THE
                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                             -----------------------
                                                              1997             1996
                                                             ------           ------

PERFORMANCE RATIOS:
   Return on assets (net income divided by average
      total assets).......................................     0.24%            0.81%
   Return on average stockholders' equity (net income
      divided by average stockholders' equity)............     1.33             5.69
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost).........................     2.41             2.16
   Ratio of average interest-earning assets to average
      interest-bearing liabilities........................   119.63           113.33
   Ratio of noninterest expense to average total assets...     2.84             2.81

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

EMPLOYEES

  As of December 31, 1997, the Bank had 23 full-time employees and two part-time employees, none of whom was represented by a collective bargaining agreement, and management considers the Bank's relationships with its employees to be good.

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

  Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

  The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production.

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

  The OCC has issued final regulations which classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either
(i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1997, the Bank was well-capitalized as defined by the OCC's regulations.

  For information regarding the Bank's compliance with its regulatory capital requirements, see Note 13 of Notes to Consolidated Financial Statements.

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

  DEPOSIT INSURANCE. Because the Bank was a savings association prior to the Bank Conversion, its deposits continue to be insured by the SAIF rather than by the Bank Insurance Fund ("BIF") which generally insured the deposits of national banks. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

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


ITEM 2.  PROPERTIES
-------------------

  The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 1997.

                                                    BOOK VALUE AT                    DEPOSITS AT
                                  YEAR    OWNED OR   DECEMBER 31,    APPROXIMATE     DECEMBER 31,
                                 OPENED    LEASED        1997       SQUARE FOOTAGE       1997
                                 ------   --------   ------------   --------------   ------------
                                                      (DOLLARS IN THOUSANDS)
MAIN OFFICE:

318 South Park Avenue
Herrin, Illinois 62948             1949      Owned          $ 321        4,678          $47,798

BRANCH OFFICE:

New Route 13 East
Carterville, Illinois 62918        1975      Owned            140        1,895            6,224

          The net book value of the Bank's investment in premises and equipment totaled approximately $461,000 at December 31, 1997. For a discussion of premises and equipment, see Note 9 of Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

          From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1997, there were no other legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
MATTERS
-------

          The Company's common stock is listed over-the-counter through the National Daily Quotation System "Pink Sheets" published by the National Quotation Bureau, Inc. As of December 31, 1997, there were 876,875 shares of common stock outstanding and approximately 286 holders of record of the common stock.

          The following table sets forth the high and low bid price for the common stock and dividends declared by quarter since trading in the common stock
commenced on July 1, 1996.   This information was provided by Trident
Securities, Inc. of Atlanta, Georgia.   The quotations reflect inter-dealer
prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    QUARTER ENDED             HIGH      LOW     DIVIDENDS DECLARED
    -------------             ----      ---     ------------------

    September 30, 1996       $13.25    $10.00         $0.10
    December 31, 1996        $15.50    $13.00         $0.10
    March 31, 1997           $15.25    $14.00         $0.10
    June 30, 1997            $17.0625  $15.25         $0.10
    September 30, 1997       $16.25    $14.75         $0.10
    December 31, 1997        $16.25    $15.00         $0.10

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

    The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan and mortgage-backed and related securities portfolio and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Bank's net income also is affected by the level of non-interest income, including fees and service charges, and by the level of its operating expenses and provision for loan losses.

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

    The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity between its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long term by protecting its interest rate spread from increases in interest rates. Such strategies include the origination in the loan portfolio of adjustable-rate mortgage loans secured by one- to four-family residential real estate, and, to a lesser extent, multi-family and commercial real estate loans and the origination of other loans with greater interest rate sensitivities than long-term, fixed-rate, residential mortgage loans. For the years ended December 31, 1997 and 1996 approximately 40.93% and 51.60%, respectively, of the one- to four-family residential loans originated by the Bank had adjustable rates. The Bank's origination of multi-family, church and commercial real estate loans comprised 17.66% and 8.38% of total loan originations during the same respective periods.

    In order to increase the interest rate sensitivity of its assets, the Company has also maintained a consistent level of short and intermediate term investment securities and other assets. At December 31, 1997, the Bank had $2.2 million of investment securities and interest-bearing deposits maturing or repricing within one year and $9.6 million of investment securities, mortgage-backed securities and interest-bearing deposits maturing or repricing within one to five years.

INTEREST RATE SENSITIVITY ANALYSIS

    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 1997, the Bank had a cumulative positive one-year interest rate sensitivity gap of 8.61%, as a result of which its net interest income could be slightly positively affected by rising interest rates and slightly negatively affected by falling interest rates. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997 which are expected to mature or reprice in each of the time periods shown. This table reflects the Bank's assets only and does not reflect the Company's consolidated balances.

                                                           OVER ONE     OVER FIVE        OVER TEN    OVER
                                             ONE YEAR       THROUGH      THROUGH          THROUGH   TWENTY
                                              OR LESS     FIVE YEARS    TEN YEARS      TWENTY YEARS  YEARS     TOTAL
                                             --------     ----------    ---------      ------------ ------    -------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Single-family mortgage loans.............    $21,491       $11,213      $ 3,953         $   888    $    1    $37,546
 Investment securities....................      1,918         3,059          275              --        --      5,252
 Mortgage-backed securities...............      4,136         2,270          229             137        --      6,772
 Other short-term investments.............      3,896            95           --              --        --      3,991
 Other loans..............................      4,647         3,247        1,282             434        --      9,610
                                              -------       -------      -------         -------    ------    -------
  Total...................................     36,088        19,884        5,739           1,459         1     63,171
                                              -------       -------      -------         -------    ------    -------

Interest-bearing liabilities:
 NOW accounts.............................      2,201         4,515        1,594             468        28      8,806
 Passbook/Christmas club..................      1,783         3,658        1,291             379        23      7,134
 Time deposits............................     25,727        11,142          211             347        --     37,427
 FHLB advances............................        750            --           --              --        --        750
                                              -------       -------      -------         -------    ------    -------
  Total...................................     30,461        19,315        3,096           1,194        51     54,117
                                              -------       -------      -------         -------    ------    -------

Interest sensitivity gap..................    $ 5,627       $   569      $ 2,643         $   265    $  (50)   $ 9,054
                                              =======       =======      =======         =======    ======    =======
Cumulative interest sensitivity gap.......    $ 5,627       $ 6,196      $ 8,839         $ 9,104    $9,054    $ 9,054
                                              =======       =======      =======         =======    ======    =======
Ratio of interest-earning assets
 to interest-bearing liabilities..........     118.47%       102.95%      185.37%         122.19%     1.96%    116.73%
                                              =======       =======      =======         =======    ======    =======
Ratio of cumulative gap to total assets...       8.61%         9.48%       13.93%          13.88%    13.85%     13.85%
                                              =======       =======      =======         =======    ======    =======

          The preceding table was prepared utilizing certain assumptions regarding prepayment and decay rates provided by a private data processing and consulting firm. While management believes that these assumptions are reasonable, the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors. The following assumptions were used: (i) adjustable rate mortgage-backed securities will prepay at the rate of 30.1% per year for both six month and one-year securities; (ii) fixed rate mortgage-backed securities will prepay annually as follows:

             COUPON RATE                    ANNUAL PREPAYMENT RATE
             -----------                    ----------------------

             Up to 6%                                 6.6%
             6.01 to 7.00%                            7.4
             7.01 to 8.00%                            9.9
             8.01 to 9.00%                           11.7
             9.01 to 10.00%                          17.2

(iii) adjustable rate first mortgage loans on single-family residential properties will prepay at the rate of 20.1% per year for one-year loans and 34.0% for three-year loans; (iv) nonresidential mortgage loans will prepay at the rate of 11.7% per year for fixed rate and 15.3% per year for adjustable rate; (v) home equity loans will prepay at the rate of 11.7% per year; (vi) consumer loans will prepay at the rate of 16.0% per year; and (vii) fixed rate mortgage loans on single-family residential properties will prepay annually as follows:

             COUPON RATE                    ANNUAL PREPAYMENT RATE
             -----------                    ----------------------

             7.01 to 8.00%                           13.8%
             8.01 to 9.00%                           19.8
             9.01 to 10.00%                          25.3
            10.01 to 12.00%                          25.1

          In addition, it is assumed that fixed maturity deposits are not withdrawn prior to maturity and that other deposits are withdrawn or repriced at an annual rate of 25%.

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

                                                                YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                          1997                            1996
                                              ----------------------------    ----------------------------
                                                                   AVERAGE                         AVERAGE
                                                                    YIELD/                          YIELD/
                                              BALANCE   INTEREST     COST     BALANCE   INTEREST     COST
                                              -------   --------   -------    -------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)

Interest-earning assets:
   Loans receivable........................   $44,841     $3,526      7.86%   $38,067     $2,981      7.83%
   Investment securities...................     9,097        562      6.18      9,863        580      5.88
   Mortgage-backed securities..............     8,257        539      6.53      9,389        586      6.24
   Short-term investments and other
      interest-earning assets..............     2,000        111      5.53      5,252        284      5.40
                                              -------     ------              -------     ------
      Total interest-earning assets........    64,195      4,738      7.38     62,571      4,431      7.08
                                                          ------                          ------
Noninterest-earning assets.................     2,683                           2,860
                                              -------                         -------
      Total assets.........................   $66,878                         $65,431
                                              =======                         =======

Interest-bearing liabilities:
   Deposits................................   $52,288      2,587      4.95    $55,213      2,719      4.92
   FHLB advances...........................     1,375         78      5.69         --         --        --
                                              -------     ------              -------     ------
      Total interest-bearing liabilities...    53,663      2,665      4.97     55,213      2,719      4.92
                                                          ------                          ------

Noninterest-bearing liabilities............       946                             928
                                              -------                         -------
      Total liabilities....................    54,609                          56,141

Stockholders' equity.......................    12,269                           9,290
                                              -------                         -------
      Total liabilities and
        stockholders' equity...............   $66,878                         $65,431
                                              =======                         =======

Net interest income........................               $2,073                          $1,712
                                                          ======                          ======
Interest rate spread.......................                           2.41%                           2.16%
                                                                    ======                          ======
Net yield on interest-earning assets.......                           3.23%                           2.74%
                                                                    ======                          ======
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities.............................                         119.63%                         113.33%
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

                                                   YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                  1997       VS.      1996
                                              --------------------------------
                                                     INCREASE (DECREASE)
                                                           DUE TO
                                              --------------------------------
                                                                RATE/
                                              VOLUME    RATE   VOLUME    TOTAL
                                              ------    ----   ------    -----
                                                       (IN THOUSANDS)
Interest income:
   Loans receivable........................    $ 531     $12      $ 2    $ 545
   Investment securities...................      (45)     29       (2)     (18)
   Mortgage-backed securities..............      (71)     27       (3)     (47)
   Short-term investments and
      other interest-earning assets........     (176)      7       (4)    (173)
                                               -----     ---      ---    -----
      Total interest-earning assets........      239      75       (7)     307
                                               -----     ---      ---    -----
Interest expense:
   Deposits................................     (147)     16       (1)    (132)
   FHLB advances...........................       78      --       --       78
                                               -----     ---      ---    -----
      Total interest-bearing liabilities...      (69)     16       (1)     (54)
                                               -----     ---      ---    -----

Change in net interest income..............    $ 308     $59      $(6)   $ 361
                                               =====     ===      ===    =====

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND DECEMBER 31, 1996

          The Company's total assets increased by $1.6 million, or 2.44%, from $65.9 million at December 31, 1996 to $67.5 million at December 31, 1997.

          Total net loans increased by approximately $4.8 million during the year ended December 31, 1997. Net loans totaled $46.3 and $41.5 million at December 31, 1997 and 1996, respectively. The increase in loan activity during the year ended December 31, 1997 is due to increased marketing activities and increased loan demand in the Company's market area.

          The allowance for loan losses totaled $400,000 and $300,000 at December 31, 1997 and 1996, respectively. The allowance for loan losses as a percentage of non-performing loans was 64.62% and 60.85% as of December 31, 1997 and 1996, respectively. During 1997, net loan charge-offs amounted to $56,000. An additional provision of $156,000 was made during the year. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions.
Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred.

          At December 31, 1997, the ratio of non-performing loans to total loans was 1.31%, as compared to 1.19% at December 31, 1996. The increase in the ratio is primarily due to growth in the loan portfolio during 1997 and an increase in nonperforming loans. At December 31, 1997, the ratio of the allowance for loan losses to total loans was 0.86%, as compared to 0.72% at December 31, 1996. The increase in this ratio was due to the $156,000 provision to the allowance during 1997 which was deemed necessary due to the increase in nonperforming loans as well as the growth in nonresidential loans.

          At December 31, 1997, the Company's investment portfolio included mortgage-backed and related securities available for sale carried at a market value of $1.2 million and mortgage-backed and related securities classified as "held to maturity" totaling $5.7 million. The balance of the Company's investment portfolio at December 31, 1997 consisted of investment securities classified as available for sale totaling $1.7 million and investment securities classified as held to maturity totaling $5.6 million.

          At December 31, 1997, deposits increased to $54.0 million from $52.8 million at December 31, 1996 for a net increase of 2.27%. The increase in deposits was primarily attributable to marketing efforts to attract funds.

          Certificates of deposit at December 31, 1997 included approximately $2.8 million of deposits with balances of $100,000 or more that mature within one year. Such time deposits are inherently risky because their continued presence in the Bank is usually dependent solely upon the rates paid by the Bank rather than any customer relationship and, therefore, are likely to be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowing or sales of its securities held available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results.
At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources.

          Historically, the Company has not made significant use of borrowings. However, the Bank has obtained FHLB advances as needed for liquidity purposes. At December 31, 1997, the Bank had $750,000 in FHLB advances outstanding with an interest rate of 5.86%.

          Total stockholders' equity at December 31, 1997 amounted to $12.1 million, a decrease of $500,000, or 3.81%, due to the acquisition of $552,000 of Company common stock by the MRP plan as well as dividends of $326,000 paid on Company common stock. These decreases were offset by amortization of ESOP and MRP expense of $228,000 as well as net income of $163,000 for the year. See "-- Liquidity and Capital Ratios" for a discussion of the Bank's compliance with applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

          NET INCOME. For the year ended December 31, 1997, the Company earned net income of $163,000, a decrease of approximately $366,000, or 69.19%, compared to net income of $529,000 for the year ended December 31, 1996. Net income for 1996 was affected by certain nonrecurring items resulting from legislation enacted during 1996. During the third quarter of 1996, the Small Business Job Protection Act of 1996 (the "Small Business Act") was enacted into law. Under the Small Business Act, for years beginning after 1995, all thrift institutions were required to recapture excess bad debt reserves over a six-year period. However, pre-1988 reserves were not included in these excess bad debt reserves. As the Conversion had not occurred as of December 31, 1995, the effective date of the Small Business Act, the Bank was still a thrift institution as of that date. Consequently, it has been determined that, as a result of the Small Business Act, the pre-1988 reserves will not be required to be recaptured into taxable income. As a result, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the $450,000 increase in income taxes recognized during 1995 was reversed during 1996 which resulted in a $450,000 decrease in income tax expense and deferred income taxes as of December 31, 1996. The Bank was also required to pay a special assessment of $351,000 to recapitalize the Savings Association Insurance Fund ("SAIF"), the FDIC fund which insures the Bank's deposits. Factoring out these nonrecurring items, the Company's net income for 1997 as compared to 1996 would have reflected a decline of approximately $123,000 which was primarily attributable to increases in the provision for loan losses and in non-interest expense.

          NET INTEREST INCOME. Net interest income increased $361,000, or 21.09%, from $1.7 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997. The increase in net interest income was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 113.33% for the year ended December 31, 1996 to 119.63% for the year ended December 31, 1997, as well as an improved yield on interest-earning assets due to the redeployment of certain funds from investments to higher-yielding loans. The average balance of interest-earning assets increased from $62.6 million for the year ended December 31, 1996 to $64.2 million for the year ended December 31, 1997. The interest rate spread of the Company increased by 25 basis points from 2.16% for the year ended December 31, 1996 to 2.41% for the year ended December 31, 1997 as the five basis point increase in the average cost of interest-bearing liabilities was more than offset by the 30 basis point increase in the average yield on interest-earning assets.

          INTEREST INCOME. Total interest income increased $307,000, or 6.93%, from $4.4 million for the year ended December 31, 1996 to $4.7 million for the year ended December 31, 1997. The increase was due primarily to an increase of $1.6 million, or 2.60%, in average interest-earning assets from $62.6 million for the year ended December 31, 1996 to $64.2 million for the year ended December 31, 1997. The increase in the average earning assets is primarily due to the averages reflecting a full year performance of proceeds obtained from the sale of the Company's common stock in connection with the Conversion. The increase in interest income also reflects a 30 basis point increase in the average yield on interest-earning assets from 7.08% for the year ended December 31, 1996 to 7.38% for the year ended December 31, 1997.

          Interest on loans increased $545,000, or 18.28%, from $3.0 million for the year ended December 31, 1996 to $3.5 million for the year ended December 31, 1997. The increase in interest on loans was due to an increase of $6.7 million, or 17.79%, in the average balance of loans from $38.1 million for the year ended December 31, 1996 to $44.8 million for the year ended December 31, 1997. Loans primarily increased through the increased origination of single-family mortgage loans. Interest on investment securities decreased $18,000, or 3.1%, from $580,000 for the year ended December 31, 1996 to $562,000 for the year ended December 31, 1997. Such decrease was due to a decrease of $800,000, or 7.77%, in the average balance of investment securities from $9.9 million for the year ended December 31, 1996 to $9.1 million for the year ended December 31, 1997. Interest on mortgage-backed and related securities decreased $47,000, or 8.02%, from $586,000 for the year ended December 31, 1996 to $539,000 for the year ended December 31, 1997. Such decrease was due to a decrease of $1.1 million, or 12.06%, in the average balance of mortgage-backed and related securities from $9.4 million for the year ended December 31, 1996 to $8.3 million for the year ended December 31, 1997. Interest on short-term investments decreased by $173,000, or 60.92%, from $284,000 for the year ended December 31, 1996 to $111,000 for the year ended December 31, 1997. Such decrease was due to a decrease of $3.3 million, or 61.92%, in the average balance of short-term investments from $5.3 million for the year ended December 31, 1996 to $2.0 million for the year ended December 31, 1997. The decrease in investment related assets was the result of changes in the asset mix to loans receivable.

          INTEREST EXPENSE. Interest expense decreased by $54,000, or 1.99%, from $2.7 million for the year ended December 31, 1996 to $2.6 million for the year ended December 31, 1997. This decrease was primarily due to a decrease of $1.5 million in the average balance of interest-bearing liabilities from $55.2 million for the year ended December 31, 1996 to $53.7 million for the year ended December 31, 1997. Offsetting this decrease was $78,000 paid on advances received from the Federal Home Loan Bank during the year ended December 31, 1997.

          PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. The Bank established a provision for loan losses of $156,000 for the year ended December 31, 1997, a substantial increase from the $5,000 provision for loan losses made during the year ended December 31, 1996. The increase in the provision was deemed necessary due to an increase in charged-off loans (net of recoveries) from $5,000 in 1996 to $56,000 in 1997 as well as the continued growth in the Bank's loan portfolio.

          NON-INTEREST INCOME. Non-interest income decreased by $17,000, or 8.06%, from $211,000 for the year ended December 31, 1996 to $194,000 for the year ended December 31, 1997. The largest components of non-interest income for the years ended December 31, 1997 and 1996 included $50,000 and $61,000, respectively, in loan and other service fees and $121,000 and $135,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $23,000 of realized gains on sales of investments and other real estate for the year ended December 31, 1997 compared to $15,000 of realized gains for the year ended December 31, 1996.

          NON-INTEREST EXPENSE. Non-interest expense increased $52,000, or 2.82%, from $1.8 million for the year ended December 31, 1996 to $1.9 million for the year ended December 31, 1997. This increase was primarily due to increases of $199,000 in compensation and employee benefits expense, $179,000 in legal and professional fees primarily attributed to the legal fees incurred in connection with the Company's proxy fight and the additional expenses resulting from a full year as a publicly traded organization, and net increases of $25,000 in various other expense items. This increase was partially offset by the absence of a SAIF assessment. During 1996, the Bank paid a $351,000 one-time assessment imposed by the FDIC on institutions insured by the SAIF.

          INCOME TAX EXPENSE. The provision for income taxes for the years ended December 31, 1997 and 1996 as a percentage of income before income taxes was 25.23% and (587.01)%, respectively. The large increase in income tax expense is primarily the result of the $450,000 reversal in 1996 of a 1995 addition to deferred tax expense. This 1995 addition related to the expected recapture into taxable income of excess bad debt deductions upon the completion of the conversion from thrift institution to bank. With the enactment of the Small Business Job Protection Act of 1996, management believed that the pre-1988 excess bad debt deductions which gave rise to the original deferred tax addition will not be required to be recaptured. Therefore, in accordance with SFAS No. 109, "Accounting for Income Taxes", the effects of the change in the tax law were reflected in the financial statements of 1996, which was the period of the law's enactment.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity refers to the ability of the Company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves evaluating the Company's and the Bank's daily cash flow requirements to meet customer demands, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore not be able to meet the production and growth needs of the communities it serves.

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

          The primary investing activity of the Bank is the origination of loans, the purchase of investment securities and certificates of deposit, and the purchase of mortgage-backed and related securities. During the years ended December 31, 1997 and 1996, the Bank originated loans totaling $16.5 million and $15.1 million, respectively. The primary financing activity of the Bank is accepting savings deposits.

          The Bank has other sources of liquidity if there is a need for funds. As stated earlier, the Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $2.9 million at December 31, 1997 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Bank maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

          A strong capital position is important to the continued profitability of the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth. Under regulatory guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to calculate the risk-based capital ratios. The Bank's Tier I risk-based capital ratio and total risk-based capital ratio were 27.0% and 28.1%, respectively at December 31, 1997. These levels currently exceed the minimum ratios of 4% and 8%, respectively. Another important indicator of capital adequacy in the banking industry is the leverage ratio, which is a measure of the ratio of the Bank's Tier I capital to total average assets. The Bank's leverage ratio was 14.5% at December 31, 1997, which exceeded regulatory minimum guidelines.

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

OTHER MATTERS

          As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

          As of the date of this Form 10-KSB, the Bank has not identified any specific expenses that are reasonably likely to be incurred by the Bank in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs and equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

          In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

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

          SFAS No. 123 requires significantly expanded disclosures, including disclosure of the pro forma amount o net income (and earnings per share for public entities) as if the fair value-based method were used to account for stock-based compensation if the intrinsic value method of APB-25 is retained.

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

          With the adoption in 1997 of stock-based compensation plans (See Note 12 of Notes to Consolidated Financial Statements), the Company is accounting for the plan according to the disclosure requirements of SFAS No. 123.

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

          EARNINGS PER SHARE. In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS.
It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the two computations. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The Company has adopted SFAS No. 128 effective for the year ended December 31, 1997.

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

          This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The management of the Company plans to adopt the provisions of the statement at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

          DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company plans to adopt the appropriate provisions of the statement at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

          EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. In February, 1998, the FASB issued SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits."   SFAS No. 132
standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company plans to adopt the appropriate provisions of the statements at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Independent Auditors' Report..........................................   40

Consolidated Statements of Financial Condition
  as of December 31, 1997 and 1996....................................   41

Consolidated Statements of Income for the Years Ended
  December 31, 1997 and 1996..........................................   42

Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1997 and 1996.........................................   43

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997 and 1996.........................................   44

Notes to Consolidated Financial Statements............................   46

                     [LETTERHEAD OF GRAY HUNTER STENN LLP]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Heartland Bancshares, Inc.
Herrin, Illinois


We have audited the accompanying consolidated statements of financial condition of Heartland Bancshares, Inc. and Subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Gray Hunter Stenn LLP

Marion, Illinois
February 13, 1998

                          HEARTLAND BANCSHARES, INC.
                          --------------------------
                                AND SUBSIDIARY
                                --------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                (IN THOUSANDS)
                                --------------

                                                                       December 31,
       ASSETS                                                        1997       1996
       ------                                                      -------    -------

Cash and cash equivalents
  Interest-bearing                                                 $ 3,319    $   658
  Noninterest-bearing                                                1,651      1,214
Certificates of deposit                                                 95        293
Investment securities available-for-sale at estimated market
  value (amortized cost of $1,692 and $2,087, respectively)          1,714      2,108
Investment securities held-to-maturity (estimated market
  value of $5,651 and $9,038, respectively)                          5,627      9,030
Mortgage-backed and related securities available-for-sale
  at estimated market value (amortized cost of $1,269
  and $2,860, respectively)                                          1,249      2,814
Mortgage-backed and related securities held-to-maturity
  (estimated market value of $5,694 and $6,528, respectively)        5,737      6,663
Loans receivable, net                                               46,307     41,466
Investments required by law                                            577        489
Property, equipment, and property held for investment, net             461        479
Accrued interest receivable                                            292        316
Prepaid expenses and other assets                                       32         56
Prepaid income taxes                                                    --         73
Foreclosed real estate                                                 239        133
Deferred tax asset                                                     161         64
                                                                   -------    -------
          TOTAL ASSETS                                             $67,461    $65,856
          ------------                                             =======    =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Liabilities
-----------
  Deposits                                                         $54,022    $52,832
  Accrued interest on deposits                                          63         49
  Advances from borrowers for taxes and insurance                      228        252
  Other liabilities                                                    127        107
  Accrued income taxes                                                 126         --
  Short-term borrowings                                                750         --
                                                                   -------    -------
          Total Liabilities                                        $55,316    $53,240
          -----------------                                        -------    -------

Commitments and Contingencies
-----------------------------

Stockholders' Equity
--------------------
  Preferred stock, $.01 par value per share: 1,000,000
    shares authorized, - 0 - issued                                $    --    $    --
  Common stock, $.01 par value per share:  4,000,000
    shares authorized; 876,875 shares issued and
    outstanding at December 31, 1997 and December 31, 1996               9          9
  Additional paid-in capital                                         8,212      8,153
  Unearned employee stock ownership plan (ESOP) shares                (519)      (632)
  Management recognition plan shares                                  (496)        --
  Retained earnings - substantially restricted                       4,938      5,101
  Unrealized gain (loss) on securities
    available-for-sale, net of tax                                       1        (15)
                                                                   -------    -------
          Total Stockholders' Equity                               $12,145    $12,616
          --------------------------                               -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $67,461    $65,856
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

                          HEARTLAND BANCSHARES, INC.
                          --------------------------
                                AND SUBSIDIARY
                                --------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                     -------------------------------------

                                                                          Year Ended
                                                                          December 31,
                                                                      -------------------
                                                                       1997         1996
                                                                      ------       ------
Interest Income
---------------
  Interest on first mortgage loans                                    $3,338       $2,851
  Interest on other loans                                                188          130
  Interest on investments, securities, and deposits with banks           673          864
  Interest on mortgage-backed securities                                 539          586
                                                                      ------       ------
          Total Interest Income                                       $4,738       $4,431
          ---------------------

Interest Expense
----------------
  Interest on deposits                                                $2,587       $2,719
  Interest on other borrowed funds                                        78           --
                                                                      ------       ------
          Total Interest Expense                                      $2,665       $2,719
          ----------------------                                      ------       ------

Net Interest Income                                                   $2,073       $1,712
-------------------
Provision for Loan Losses                                                156            5
-------------------------                                             ------       ------

Net Interest Income After Provision for Loan Losses                   $1,917       $1,707
---------------------------------------------------                   ------       ------

Non-Interest Income
-------------------
  Initial service charges and other loan fees                         $   50       $   61
  Gain on sale of investment securities                                    4           --
  Gain on sale of mortgage-backed securities                               7           13
  Gain on sale of other real estate                                       12            2
  Other                                                                  121          135
                                                                      ------       ------
          Total Non-Interest Income                                   $  194       $  211
          -------------------------                                   ------       ------

Non-Interest Expense
--------------------
  Compensation to directors, officers, and employees                  $  750       $  571
  Pension expense and other employee benefits                            152          132
  Office properties and equipment expense including depreciation         129          110
  Advertising                                                             44           38
  Federal insurance premiums                                              42           95
  Stationery, postage, and office supplies                                69           64
  Checking account expense                                               132          151
  Service bureau expense                                                 102           70
  SAIF special assessment                                                 --          351
  Legal and professional services                                        248           69
  Other                                                                  212          181
  Loss on sale of other real estate                                       13           --
  Loss on sale of mortgage-backed securities                              --            3
  Loss on sale of property held for investment                            --            6
                                                                      ------       ------
          Total Non-Interest Expense                                  $1,893       $1,841
          --------------------------                                  ------       ------

Income Before Income Taxes                                            $  218       $   77
--------------------------
Income Tax Expense (Benefit)                                              55         (452)
                                                                      ------       ------
Net Income (Loss)                                                     $  163       $  529
-----------------                                                     ======       ======

Earnings per Common Share - Basic
---------------------------------
  Net income                                                            $.20         $.45
                                                                      ======       ======

Earnings per Common Share - Assuming Dilution
---------------------------------------------
  Net income                                                            $.20         $.45
                                                                      ======       ======

See accompanying notes to consolidated financial statements.

                   HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                   -----------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                                (IN THOUSANDS)
                                --------------

                                                                                                            Net
                                                                                                         Unrealized
                                                                             Management                 Gain (Loss)
                                                   Additional   Unearned    Recognition                on Securities
                                          Common    Paid-In       ESOP          Plan       Retained      Available-
                                          Stock     Capital      Shares        Shares      Earnings       for-Sale       Total
                                          ------   ----------   --------    -----------    --------    -------------    -------

Balance at December 31, 1995                  --       $   --      $  --          $  --      $4,733             $ 17    $ 4,750
----------------------------

Net income                                    --           --         --             --         529               --        529
Sale of common stock                           9        8,139         --             --          --               --      8,148
Cash dividends paid                           --           --         --             --        (161)              --       (161)
Issuance of shares to ESOP                    --           --       (702)            --          --               --       (702)
Amortization of ESOP expense                  --           14         70             --          --               --         84
Change in net unrealized gain (loss)
  on securities available-for-sale            --           --         --             --          --              (32)       (32)
                                          ------       ------      -----          -----      ------             ----    -------

Balance at December 31, 1996                  $9       $8,153      $(632)         $  --      $5,101             $(15)   $12,616
----------------------------

Net income                                    --           --         --             --         163               --        163
Sale of common stock                          --           --         --             --          --               --         --
Purchase of shares for management
  recognition plan                            --           --         --           (552)         --               --       (552)
Amortization of management
  recognition plan expense                    --           --         --             56          --               --         56
Cash dividends paid                           --           --         --             --        (326)              --       (326)
Issuance of shares to ESOP                    --           --         --             --          --               --         --
Amortization of ESOP expense                  --           59        113             --          --               --        172
Change in net unrealized gain (loss)
  on securities available-for-sale            --           --         --             --          --               16         16
                                          ------       ------      -----          -----      ------             ----    -------

Balance at December 31, 1997                  $9       $8,212      $(519)         $(496)     $4,938             $  1    $12,145
----------------------------              ======       ======      =====          =====      ======             ====    =======

See accompanying notes to consolidated financial statements.

                          HEARTLAND BANCSHARES, INC.
                          --------------------------
                                AND SUBSIDIARY
                                --------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                --------------

                                                                           Year Ended
                                                                           December 31,
                                                                      ---------------------
                                                                       1997          1996
                                                                      -------       -------
Cash Flows From Operating Activities
------------------------------------
  Net income                                                          $   163       $   529
                                                                      -------       -------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation                                                      $    55       $    47
    Discount accretion/premium amortization-securities, net                (2)           (1)
    Amortization of deferred loan origination fees                        (11)          (30)
    Amortization of ESOP expense                                          172            84
    Amortization of MRP expense                                            56            --
    Provision for loan losses                                             156             5
    (Gain) loss on sale of investments                                    (11)          (10)
    (Gain) loss on sale of property held for investment                    --             6
    (Gain) loss on sale of other real estate                                1            (2)
    (Increase) decrease in accrued interest receivable                     24           (83)
    (Increase) decrease in prepaid expenses                                24           (38)
    (Increase) decrease in prepaid income taxes                            73            54
    (Increase) decrease in deferred income taxes                         (107)         (475)
    (Increase) decrease in other assets                                    --          (105)
    Increase (decrease) in accrued interest payable                        14           (17)
    Increase (decrease) in other liabilities                               20            58
    Increase (decrease) in income taxes payable                           126            --
                                                                      -------       -------
          Total Adjustments                                           $   590       $  (507)
          -----------------                                           -------       -------
     Net Cash Provided by Operating Activities                        $   753       $    22
     -----------------------------------------                        -------       -------

Cash Flows From Investing Activities
------------------------------------
  Net (increase) decrease in certificates of deposit                  $   198       $   688
  Proceeds from maturities of investment securities
    and mortgage-backed securities                                      4,010         4,785
  Principal payments on mortgage-backed securities                      1,433         1,280
  Net (increase) decrease in loans receivable                          (5,122)       (6,442)
  Purchases of property and equipment                                     (37)          (72)
  Purchase of investment securities held-to-maturity                     (251)       (4,683)
  Purchase of mortgage-backed securities held-to-maturity                  --        (4,146)
  Purchase of investment securities available-for-sale                   (200)       (1,985)
  Purchase of mortgage-backed securities available-for-sale                --          (248)
  Proceeds from sale of investment securities available-for-sale          251            --
  Proceeds from sale of mortgage-backed securities
    available-for-sale                                                  1,084         4,025
  Purchase of Federal Home Loan Bank stock                                (88)          (24)
  Proceeds from the sale of property held for investment                   --           112
  Proceeds from sale of other real estate                                  29            63
  Purchase of Federal Reserve Bank stock                                   --          (123)
                                                                      -------       -------
     Net Cash Used in Investing Activities                            $ 1,307       $(6,770)
     -------------------------------------                            -------       -------

                         (continued on following page)

                          HEARTLAND BANCSHARES, INC.
                          --------------------------
                                AND SUBSIDIARY
                                --------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                --------------

                                                                               Year Ended
                                                                              December 31,
                                                                          --------------------
                                                                           1997         1996
                                                                          ------       -------

Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                                     $1,190       $(2,800)
  Net increase (decrease) in mortgage escrow funds                           (24)         (128)
  Sale of stock                                                               --         7,446
  Dividends on common stock                                                 (326)         (161)
  Net increase in short term borrowings                                      750            --
  Shares acquired by management recognition plan                            (552)           --
                                                                          ------       -------
     Net Cash Provided by Financing Activities                            $1,038       $ 4,357
     -----------------------------------------                            ------       -------

Net Increase (Decrease) in Cash and Cash Equivalents                      $3,098       $(2,391)
----------------------------------------------------

Cash and Cash Equivalents at Beginning of Year                             1,872         4,263
                                                                          ------       -------
Cash and Cash Equivalents at End of Year                                  $4,970       $ 1,872
----------------------------------------                                  ======       =======

Supplemental Disclosures
------------------------
Cash Paid During the Period for:
  Interest                                                                $2,651       $ 2,736
  Income taxes paid (refunded)                                            $  (37)      $    (5)

Loans Transferred to Foreclosed Real Estate During Period                 $  220       $   199
Proceeds From Sales of Foreclosed Real Estate Financed Through Loans      $   84       $    --

See accompanying notes to consolidated financial statements.

                          HEARTLAND BANCSHARES, INC.
                          --------------------------

                                AND SUBSIDIARY
                                --------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                          DECEMBER 31, 1997 AND 1996
                          --------------------------


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

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents were $4,970,000, and $1,872,000 at December 31, 1997 and December 31, 1996, respectively. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts of cash due
     from banks, and the Bank's Regulation D reserve.   The Bank has a reserve
     requirement pass- thru deposit for its deposits at the Federal Home Loan Bank of Chicago. This requirement was $5,000 and $20,000 at December 31, 1997 and December 31, 1996, respectively. Certificates of deposit with banks are shown separately from cash in the financial statements.

     Investment Securities
     ---------------------

     The Company accounts for its security holdings in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). At acquisition, SFAS No. 115 requires that securities be classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally with the intention of selling them in the near term. The Company has no trading securities. Investment securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using the level-yield method over their contractual lives. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in retained earnings, net of related tax. Cost of securities sold is recognized using the specific identification method.

     Securities available-for-sale are stated at fair value for December 31, 1997 and December 31, 1996. Fair value is based on market prices quoted in financial publications or other independent sources. Subsequent to adoption of SFAS No. 115, net unrealized gains or losses are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity until realized. The adjusted cost of the specific security available-for-sale that is sold is used to compute any gain or loss upon sale.

     Mortgage-Backed Securities
     --------------------------

     Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities classified as held-to-maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Mortgage-backed securities classified as available- for-sale are stated at fair value at December 31, 1997 and December 31, 1996. Should any securities be sold, cost of securities sold is determined using the specific identification method.

     Real Estate Owned
     -----------------

     Real estate properties acquired through loan foreclosure are recorded at the lower of cost (outstanding principal balance of the related mortgage loan at the date of foreclosure, adjusted for any escrow balance) or estimated fair value, less estimated selling expenses. Costs of holding real estate acquired in settlement of loans are reflected in income currently, except for significant property improvements, which are capitalized to the extent that carrying value does not exceed estimated fair value, net of estimated selling cost.

     Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value.

     Property, Equipment and Related Depreciation
     --------------------------------------------

     Land is carried at cost. Properties and equipment are carried at cost, less accumulated depreciation. Depreciation of properties and equipment is being determined by the straight-line method over the estimated useful lives of the related assets. The estimated useful lives are ten to forty years for buildings and improvements and five to fifteen years for equipment.

     Loans Receivable
     ----------------

     Loans are considered a held-to-maturity asset and, accordingly, are carried at historical cost. Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and discounts. Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Unearned discount on home improvement loans is amortized over the estimated lives of the related loans using various methods which approximate the effective interest method.

     The Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," an amendment of SFAS No. 114, effective January 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. The Company considers all one- to four-family residential mortgage loans, construction loans, and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. These statements apply to all loans that are restructured involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement and the borrower's repayment history. Pursuant to SFAS No. 114, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $15,000 will be considered an insignificant shortfall. The Company does not apply SFAS No. 114 using major risk classifications, but applies SFAS No. 114 on a loan by loan basis. Impaired loans are charged off when management determines that principal and interest are not collectible. Any excess of the Company's recorded investment for impairment in the loans over the measured value of the loans is provided for in the allowance for loan losses. Impaired loans during the years ended December 31, 1997 and 1996 were not material.

     Loans are placed on nonaccrual when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     Loan fees are deferred and amortized using the level-yield method over the estimated life of the individual loans, adjusted for actual prepayments. Amortization of deferred loan fees are suspended during periods in which the related loan is in nonaccrual status.

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

     Earnings per Share
     ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options. The Company completed its initial stock offering on June 28, 1996. Earnings per share for the year ended December 31, 1996 have been computed based upon net income for the period from July 1, 1996 to December 31, 1996. The effect on earnings per share for the period June 28, 1996 to June 30, 1996 is not considered significant. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. See
     Note 23.

     Dividends per Share
     -------------------

     In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

     Advertising Costs
     -----------------

     Advertising costs are charged to operations when incurred.

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

     With the adoption in 1997 of stock-based compensation plans (See Note 12), the Company is accounting for the plan according to the disclosure requirements of SFAS No. 123.

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

     Earnings per Share. In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the two computations. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The Company has adopted SFAS No. 128 effective for the year ended December 31, 1997.

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

     This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The management of the Company plans to adopt the provisions of the statement at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

     Disclosures about Segments of an Enterprise and Related Information. In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company plans to adopt the appropriate provisions of the statement at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

     Employers' Disclosure about Pensions and Other Postretirement Benefits. In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company plans to adopt the appropriate provisions of the statements at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

     Reclassifications
     -----------------

     Certain reclassifications have been made for 1996 to conform with the 1997 financial statement presentation. The reclassifications had no effect on previously reported net income or retained earnings.

2.   Investment Securities
     ---------------------

     Securities held-to-maturity and available-for-sale consist of the following:

                                                                                              Gross        Gross      Estimated
                                                                                Amortized   Unrealized   Unrealized    Market
                                                                                  Cost        Gains        Losses       Value
                                                                                ---------   ----------   ----------   ---------
                                                                                                   (1,000's)
                                                                                -----------------------------------------------
Held-to-Maturity:

December 31, 1997
-----------------
U. S. government and
 federal agencies                                                                  $4,842          $33          $ 9      $4,866
Municipal securities *                                                                785           --           --         785
                                                                                   ------          ---          ---      ------

  Total                                                                            $5,627          $33          $ 9      $5,651
  -----                                                                            ======          ===          ===      ======
*Local issues with no actively traded markets to establish fair market value different from amortized cost.
                                                                                              Gross        Gross      Estimated
                                                                                Amortized   Unrealized   Unrealized    Market
                                                                                  Cost        Gains        Losses       Value
                                                                                ---------   ----------   ----------   ---------
                                                                                                   (1,000's)
                                                                                -----------------------------------------------
December 31, 1996
-----------------
U. S. government and
 federal agencies                                                                  $8,085          $37          $29      $8,093
Municipal securities *                                                                945           --           --         945
                                                                                   ------          ---          ---      ------

  Total                                                                            $9,030          $37          $29      $9,038
  -----                                                                            ======          ===          ===      ======
*Local issues with no actively traded markets to establish fair market value different from amortized cost.
                                                                                              Gross        Gross      Estimated
                                                                                Amortized   Unrealized   Unrealized    Market
                                                                                  Cost        Gains        Losses       Value
                                                                                ---------   ----------   ----------   ---------
                                                                                                   (1,000's)
                                                                                -----------------------------------------------
Available-for-Sale:

December 31, 1997
-----------------
U. S. government and
 federal agencies                                                                  $1,692          $22          $--      $1,714
Municipal securities                                                                   --           --           --          --
                                                                                   ------          ---          ---      ------

  Total                                                                            $1,692          $22          $--      $1,714
  -----                                                                            ======          ===          ===      ======

                                        Gross        Gross      Estimated
                          Amortized   Unrealized   Unrealized    Market
                            Cost        Gains        Losses       Value
                          ---------   ----------   ----------   ---------
                                             (1,000's)
                          -----------------------------------------------
December 31, 1996
-----------------

U. S. government and
 federal agencies            $2,087          $21          $--      $2,108
Municipal securities             --           --           --          --
                             ------          ---          ---      ------

  Total                      $2,087          $21          $--      $2,108
  -----                      ======          ===          ===      ======

     The amortized cost and estimated market value of debt securities at December 31, 1997 and December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Amounts maturing in:

                                               Securities               Securities
                                            Held-to-Maturity        Available-for-Sale
                                           -------------------      -------------------
                                                     Estimated                Estimated
                                        Amortized     Market     Amortized     Market
                                           Cost       Value        Cost         Value
                                        ---------    ---------   ---------    ---------
                                                           (1,000's)
                                        -----------------------------------------------

December 31, 1997
-----------------
One year or less                           $2,042       $2,041      $  100       $  100
After one year through five years           3,360        3,385       1,592        1,614
After five years through ten years            225          225          --           --
After ten years                                --           --          --           --
                                           ------       ------      ------       ------

 Total                                     $5,627       $5,651      $1,692       $1,714
 -----                                     ======       ======      ======       ======

                                               Securities               Securities
                                            Held-to-Maturity        Available-for-Sale
                                           -------------------      -------------------
                                                     Estimated                Estimated
                                        Amortized     Market     Amortized     Market
                                           Cost       Value        Cost         Value
                                        ---------    ---------   ---------    ---------
                                                           (1,000's)
                                        -----------------------------------------------
December 31, 1996
-----------------
One year or less                           $2,410       $2,414      $  100       $  100
After one year through five years           6,300        6,304       1,737        1,756
After five years through ten years            260          260         250          252
After ten years                                60           60          --           --
                                           ------       ------      ------       ------

 Total                                     $9,030       $9,038      $2,087       $2,108
 -----                                     ======       ======      ======       ======

     No securities were pledged at December 31, 1997 or December 31, 1996 to secure deposits in excess of $100,000.

     For the year ended December 31, 1997, the Company sold an investment security resulting in net realized gains of $4,000, having a net after-tax effect of $2,840. This security was sold for total proceeds of $251,000. No investment securities were sold during 1996.

3.   Mortgage-Backed and Related Securities
     --------------------------------------

     Mortgage-backed and related securities consist of the following:

                            Gross                    Gross      Estimated
                          Amortized   Unrealized   Unrealized    Market
                            Cost        Gains        Losses       Value
                          ---------   ----------   ----------   ---------
                                             (1,000's)
                          -----------------------------------------------

Held-to-Maturity -

December 31, 1997
-----------------

FNMA                         $2,352          $12         $ 19      $2,345
GNMA                            871           21           --         892
FHLMC                         2,514            4           61       2,457
                             ------          ---         ----      ------

 Total                       $5,737          $37         $ 80      $5,694
 -----                       ======          ===         ====      ======

                            Gross                    Gross      Estimated
                          Amortized   Unrealized   Unrealized    Market
                            Cost        Gains        Losses       Value
                          ---------   ----------   ----------   ---------
                                             (1,000's)
                          -----------------------------------------------

December 31, 1996
-----------------

FNMA                         $2,697          $10         $ 39      $2,668
GNMA                          1,030            6           25       1,011
FHLMC                         2,936            3           90       2,849
                             ------          ---         ----      ------

 Total                       $6,663          $19         $154      $6,528
 -----                       ======          ===         ====      ======

Available-for-Sale -
                            Gross                    Gross      Estimated
                          Amortized   Unrealized   Unrealized    Market
                            Cost        Gains        Losses       Value
                          ---------   ----------   ----------   ---------
                                             (1,000's)
                          -----------------------------------------------
December 31, 1997
-----------------

FNMA                         $  433          $--         $  7      $  426
GNMA                             --           --           --          --
FHLMC                           836            1           14         823
                             ------          ---         ----      ------

 Total                       $1,269          $ 1         $ 21      $1,249
 -----                       ======          ===         ====      ======

                                        Gross        Gross      Estimated
                          Amortized   Unrealized   Unrealized    Market
                            Cost        Gains        Losses       Value
                          ---------   ----------   ----------   ---------
                                             (1,000's)
                          -----------------------------------------------
December 31, 1996
-----------------

FNMA                         $  552          $--         $ 13      $  539
GNMA                          1,192            5            3       1,194
FHLMC                         1,116           --           35       1,081
                             ------          ---         ----      ------

 Total                       $2,860          $ 5         $ 51      $2,814
 -----                       ======          ===         ====      ======


     The above securities are issued, guaranteed or collateralized by one of the following: the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

     A summary of maturities, by contractual maturity, of mortgage-backed and related securities held-to-maturity and available-for-sale as of December 31, 1997 is shown below.

                                               Securities             Securities
                                            Held-to-Maturity       Available-for-Sale
                                         ----------------------   ---------------------
                                                      Estimated               Estimated
                                         Amortized     Market     Amortized    Market
                                           Cost        Value        Cost        Value
                                         ---------    ---------   ---------   ---------
                                                            (1,000's)
                                         ----------------------------------------------

Mortgage-backed securities:
 In one year or less                        $   --       $   --      $   --      $   --
 After one year through five years           3,366        3,305       1,269       1,249
 After five years through ten years            761          753          --          --
 After ten years                             1,610        1,636          --          --
                                            ------       ------      ------      ------

  Total                                     $5,737       $5,694      $1,269      $1,249
  -----                                     ======       ======      ======      ======

     A summary of maturities, by contractual maturity, of mortgage-backed and related securities held-to-maturity and available-for-sale as of December 31, 1996 is shown below.

                                                Securities              Securities
                                            Held-to-Maturity        Available-for-Sale
                                         ----------------------    --------------------
                                                      Estimated               Estimated
                                         Amortized      Market     Amortized    Market
                                           Cost         Value        Cost       Value
                                         ---------    ---------    ---------  ---------
                                                             (1,000's)
                                         ----------------------------------------------
Mortgage-backed securities:
 In one year or less                        $   --       $   --      $   --      $   --
 After one year through five years           2,444        2,369       1,668       1,620
 After five years through ten years          1,459        1,442          --          --
 After ten years                             2,760        2,717       1,192       1,194
                                            ------       ------      ------      ------
  Total                                     $6,663       $6,528      $2,860      $2,814
  -----                                     ======       ======      ======      ======

     For the years ended December 31, 1997 and 1996, the Company sold mortgage-backed securities resulting in net realized gains of $7,000 and $10,000, having a net after-tax effect of $5,000 and $7,100, respectively. These securities were sold for total proceeds of $1,084,000 and $4,025,000, respectively.

     4.  Loans Receivable, Net
         ---------------------

     A comparative summary of loans receivable follows:

                                                December 31,
                                             ------------------
                                              1997       1996
                                             -------    -------
                                                  (1,000's)
                                             ------------------
Type of Loan:
-------------
Real estate loans:
  One- to four-family residential            $37,546    $33,208
  Multi-family residential                     1,433      1,520
  Construction                                   381      1,010
  Church                                       1,735      1,875
  Commercial                                   3,140      2,633
                                             -------    -------

      Total Real Estate Loans                $44,235    $40,246
      -----------------------                -------    -------

Consumer loans: (Net of unearned
 discount of $8,000 at December 31,
 1997 and $19,000 at December 31, 1996)
  Automobiles                                $   508    $   346
  Savings account                                477        503
  Home improvement                               779        490
  Other                                        1,157        545
                                             -------    -------

      Total Consumer Loans                   $ 2,921    $ 1,884
      --------------------                   -------    -------

      Total Gross Loans                      $47,156    $42,130
      -----------------                      -------    -------

Less:
  Loans in process                           $   375    $   267
  Deferred service charge                         74         97
  Allowance for loan losses                      400        300
                                             -------    -------

      Total                                  $46,307    $41,466
      -----                                  =======    =======

     Nonaccrual loans totaled $619,000 and $493,000 at December 31, 1997 and 1996, respectively. Gross interest income of approximately $23,000 and $16,000 for the years ended December 31, 1997 and 1996, respectively, would have been recorded on nonaccrual loans if interest income had been recognized throughout the periods. None of this income was actually recognized during these periods.

5.   Investments Required by Law
     ---------------------------

     Investments available-for-sale required by law consist of the following:

                                    December 31,
                                  ----------------
                                  1997       1996
                                  -----      -----
                                     (1,000's)
                                  ----------------

Federal Home Loan Bank stock      $ 454      $ 366
Federal Reserve Bank stock          123        123
                                  -----      -----

      Total                       $ 577      $ 489
      -----                       =====      =====

     The above investments are valued at cost, which represents redemption value and approximates fair value.

6.   Allowance For Loan Losses
     -------------------------

A summary of the changes in the allowance for loan losses for the years ended December 31, 1997 and 1996 is as follows:

                                    December 31,
                                  ----------------
                                  1997       1996
                                  -----      -----
                                     (1,000's)
                                  ----------------

Balance at beginning of period    $ 300      $ 300

Write offs                          (60)        (5)
Recoveries                            4         --
Provision                           156          5
                                  -----      -----

Balance at end of period          $ 400      $ 300
                                  =====      =====

7.   Allowance for Other Real Estate
     -------------------------------

     A summary of the changes in the allowance for other real estate for the years ended December 31, 1997 and 1996 is as follows:

                                    December 31,
                                  ----------------
                                  1997       1996
                                  -----      -----
                                     (1,000's)
                                  ----------------

Balance at beginning of period    $   5      $  --

Provision                            10          5
Sales of other real estate          (12)        --
                                  -----      -----

Balance at end of period          $   3      $   5
                                  =====      =====

8.   Accrued Interest Receivable
     ---------------------------

     Accrued interest receivable is summarized as follows:

                                              December 31,
                                            ----------------
                                            1997       1996
                                            -----      -----
                                               (1,000's)
                                            ----------------

Investment securities                       $ 110      $ 158
Mortgage-backed securities                     36         50
Accrued dividends - FHLB stock                  8          7
Loans                                         138        101
                                            -----      -----

      Total                                 $ 292      $ 316
      -----                                 =====      =====

9.   Property, Equipment and Property Held for Investment
     ----------------------------------------------------

Property, equipment and property held for investment are summarized as follows:

                                              December 31,
                                            ----------------
                                            1997       1996
                                            -----      -----
                                               (1,000's)
                                            ----------------

Land and land improvements                  $ 164      $ 164
Office buildings and improvements             282        279
Furniture and equipment                       348        321
Rental property and real estate held
 for development                               81         79
                                            -----      -----

                                            $ 875      $ 843
Less - Accumulated depreciation               414        364
----                                        -----      -----

      Total                                 $ 461      $ 479
      -----                                 =====      =====

     Depreciation expense for the years ended December 31, 1997 and 1996 was $55,000 and $47,000, respectively.

10.   Deposits
      --------

     Deposit accounts and interest rates at December 31, 1997 and 1996 were as follows:

                                         1997                      1996
                            ---------------------------- ---------------------------
                                                Percent                     Percent
                             Interest             of      Interest             of
                               Rate      Amount Accounts    Rate     Amount Accounts
                            ----------   ------ -------- ---------   ------ --------
                                                     (1,000's)
                            --------------------------------------------------------

    Noninterest-bearing
    accounts                     N/A    $   667   1.23%       N/A   $   248    0.47%
                                -----   ------- ------       -----  -------  ------

    NOW accounts                  2.83% $ 8,868  16.42%       3.04% $ 8,912   16.87%
                                 -----  ------- ------       -----  -------  ------

    Passbook                3.84%-4.98% $ 7,055  13.06%       3.84% $ 6,649   12.58%
                            ----------  ------- ------       -----  -------  ------

    Christmas Club                4.08% $     8    .01%       4.08% $    10    0.02%
                                 -----  ------- ------       -----  -------  ------

    Certificates of Deposit
      91 day                4.80%-4.81% $   433    .80% 4.60%-4.73% $   549    1.04%
       6 month              5.30%-5.35%   3,962   7.33% 4.98%-5.19%   4,361    8.25%
      12 month              5.60%-5.74%   9,508  17.60% 5.28%-5.48%   7,204   13.63%
      18 month              5.68%-5.75%   2,107   3.90% 6.17%-6.32%   3,856    7.30%
     700 day                    N/A %      N/A    N/A %       6.93%     811    1.54%
      30 month              5.86%-5.96%   6,238  11.55% 5.80%-5.85%   6,000   11.36%
       3 year               5.70%-6.98%   2,047   3.79% 5.62%-7.04%   2,917    5.52%
       4 year               5.94%-6.05%     551   1.02% 6.11%-6.45%   1,092    2.07%
       5 year               6.00%-6.08%   2,488   4.61% 6.09%-6.16%   2,969    5.62%
       6 year               6.03%-6.30%   1,151   2.13% 6.17%-6.37%   1,174    2.22%
       8 year               6.53%-6.85%   1,355   2.51% 6.52%-6.83%   1,326    2.51%
      Jumbo                 5.33%-6.25%   4,136   7.66%       7.08%     323    0.61%
                            ----------  ------- ------  ----------  -------  ------
                                        $33,976  62.90%             $32,582   61.67%
                                        ------- ------              -------  ------
   Individual retirement
    accounts                5.75%-5.92% $ 3,448   6.38% 6.09%-6.73% $ 4,431    8.39%
                            ----------- ------- ------  ----------  -------  ------

                Total                   $54,022 100.00%             $52,832  100.00%
                -----                   ======= ======              =======  ======

     The following schedule sets forth the amount and maturities of time deposits at December 31, 1997 and 1996:

                                                       December 31,
                                                    ------------------
                                                     1997       1996
                                                    -------    -------
                                                        (1,000's)
                                                    ------------------

Maturing in - Less than one year                    $25,571    $23,071
            - From one to two years                  6,766      8,492
            - From two to three years                2,268      2,977
            - From three to four years               1,732        347
            - From four to five years                  529      1,245
            - Over five years                          558        881
                                                   -------    -------

   Total                                            $37,424    $37,013
   -----                                            =======    =======

     The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $4,136,000 at December 31, 1997 and $4,496,000 at December 31, 1996.

     The Bank did not have brokered deposits at December 31, 1997 and 1996. Deposits in excess of $100,000 are not federally insured.

     Deposits by officers, directors, and employees were $734,000 at December 31, 1997 and $829,000 at December 31, 1996.

     Interest expense on deposits for the years ended December 31, 1997 and 1996 is summarized as follows:

                                     December 31,
                                  ------------------
                                   1997        1996
                                  ------      ------
                                       (1,000's)
                                  ------------------

  Interest on passbooks           $  266      $  252
  Interest on NOW accounts           260         267
  Interest on time deposits        2,074       2,220
  Early withdrawal penalties         (13)        (20)
                                  ------      ------

        Total                     $2,587      $2,719
        -----                     ======      ======

11.   Income Taxes
      ------------

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

     During the third quarter of 1996, the Small Business Job Protection Act of 1996 (Small Business Act) was enacted into law. Under this law, for years beginning after 1995, thrift institutions (such as the Association) are required to recapture "excess bad debt reserves" over a six-year period. However, pre-1988 reserves are not included in these excess bad debt reserves. As the conversion of the Association to the Bank had not taken place as of December 31, 1995 (the effective date of the new law), the Bank was still a thrift institution as of that date. Therefore, it is the current judgment of management that due to the change enacted by the Small Business Act, the pre-1988 reserves will not be required to be recaptured into taxable income. As a result in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the $450,000 increase in income taxes made during 1995 was reversed during 1996 as a change to income from continuing operations, leading to a $450,000 decrease in income tax expense and deferred income taxes as of December 31, 1996.

     Income tax expense is summarized as follows:

                                       December 31,
                                    -----------------
                                    1997        1996
                                    -----       -----
                                        (1,000's)
                                        ---------

Current Tax Expense (Benefit)
-----------------------------
  Federal                           $ 151       $  44
  State                                11         (20)
                                    -----       -----

      Total Current                 $ 162       $  24
      -------------                 -----       -----

Deferred Tax Expense (Benefit)
------------------------------
  Federal                           $ (87)      $(388)
  State                               (20)        (88)
                                    -----       -----

      Total Deferred                $(107)      $(476)
      --------------                -----       -----

Total Expense (Benefit)             $  55       $(452)
-----------------------             =====       =====

     A reconciliation of income taxes at the federal statutory rates to the income tax expense in the financial statements is as follows:

                                                      December 31,
                                                   -------------------
                                                    1997       1996
                                                   ------    ---------
                                                        (1,000's)
                                                   -------------------

Income tax at statutory rates                      $   74    $      26
State income tax - Net of federal tax benefit          (7)         (25)
Reversal of bad debt recapture due to new law          --         (450)
Tax exempt income                                     (14)         (10)
Other                                                   2            7
                                                   ------    ---------

Income tax expense (benefit)                       $   55    $    (452)
                                                   ======    =========

Effective tax rates                                 25.23%    (587.01)%
                                                   ======    =========

     The Tax Reform Act of 1986 set the statutory rate at 34% effective July 1, 1987. For the periods presented, deferred tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes.

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                December 31,
                                              ----------------
                                              1997       1996
                                              -----      -----
                                                  (1,000's)
                                              ----------------

Deferred tax assets:
  Allowance for unrealized losses on
   securities available-for-sale              $  --      $  10
  Allowance for loan losses                     155        116
  Deferred loan fees                             19         23
  Benefits not currently deductible              87         23
  Other                                          --          5
                                              -----      -----

      Total Deferred Tax Assets               $ 261      $ 177
      -------------------------               -----      -----

                                                December 31,
                                              ----------------
                                              1997       1996
                                              -----      -----
                                                  (1,000's)
                                              ----------------

Deferred tax liabilities:
  Federal Home Loan Bank stock dividends      $  18      $  18
  Allowance for unrealized gains
   on securities available-for-sale               1         --
  Tax basis bad debt reserve                     51         64
  Difference between book and tax
   depreciation                                  30         31
                                              -----      -----

      Total Deferred Tax Liabilities          $ 100      $ 113
      ------------------------------          -----      -----

Net Deferred Tax Asset (Liability)            $ 161      $  64
----------------------------------            =====      =====

     No valuation allowance was required for deferred tax assets at December 31, 1997 and 1996.

     Taxes relating to gains on security sales were approximately $4,000 and $4,000 for the years ending December 31, 1997 and 1996, respectively.

12.  Pension Plan, Benefit Plans and Agreements
     ------------------------------------------

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

     For the plan year beginning July 1, 1997 the full funding limitation will continue to be applied on an employer-by-employer basis. Each employer in an overfunded position will use its excess designated "Future Employer Contribution Offset" (FECO), to absorb future contribution requirements. Employers who are in an unfunded position are billed by the Fund for their required contributions.

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

     Separate actuarial valuations are not made with respect to each employer, nor are the plan assets so segregated. The Bank's (formerly the Association's) prior service costs have been funded and are being amortized over a ten-year period. Current funding costs are charged to operations. Total pension expense for the years ended December 31, 1997 and 1996 was $
     - 0 - for both years.

     Employee Stock Ownership Plan
     -----------------------------

     The Company has established a tax qualified employee stock ownership plan
     (ESOP) for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest beginning December 31, 1996. The principal is to be repaid in equal installments with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP benefits expense recorded during the years ended December 31, 1997 and 1996 was $153,762 and $98,554, respectively.

     The ESOP shares were as follows:

                                                       1997        1996
                                                      -------     -------

          Allocated shares                            $ 8,418     $    --
          Shares ratably released for allocation        9,821       8,418
          Unallocated shares                           51,911      61,732
                                                      -------     -------

             Total ESOP Shares                        $70,150     $70,150
             -----------------                        =======     =======

     Fair value of unreleased shares at December 31, 1997 and 1996 was $811,000 and $744,000, respectively.

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

     As of December 31, 1997 and 1996, liabilities in the amounts of $82,657 and $43,919, respectively, have been recognized in the financial statements based on the vested value of the interests in the director retirement plan as of these dates. The amount of expense recognized in the financial statements for the years ended December 31, 1997 and 1996 was $38,738 and $43,919, respectively.

     Management Recognition Plan
     ---------------------------

     On January 28, 1997, the stockholders of the Company approved a management recognition plan ("MRP"). With funds contributed by the Company, the MRP has purchased, in the aggregate, 35,075 shares of the Company's common stock (the maximum number of shares allowed to be purchased). Such shares were purchased in the open market. In June, 1997, the MRP's administrative committee voted to grant awards of common stock totaling 21,917 shares to certain executive officers and directors of the Company and the Bank. These awards are deemed to be effective as of the date of stockholder approval of the MRP. Common stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company will recognize compensation expense based on the fair market value of the common stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of December 31, 1997, 35,075 shares had been purchased on the open market by the MRP to fund the plan at a total cost of approximately $552,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense over the period over which the MRP awards become vested. The amount of expense recognized in the financial statements for the year ended December 31, 1997 was $56,254.

     Stock Option and Incentive Plan
     -------------------------------

     Also on January 28, 1997, the stockholders of the Company approved a stock option and incentive plan. The option plan provides for the granting of stock options and stock appreciation rights to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the plan after which no awards may be granted. The plan intends to reserve 87,687 authorized, but unissued shares (or treasury shares) of common stock for issuance upon the future exercise of options or stock appreciation rights. At the effective date of the plan, certain executive officers and directors of the Company and the Bank will receive a grant of an option under the plan to purchase up to 87,683 shares of common stock at an exercise price per share equal to its fair market value on that date. The plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date the option was granted. The Company applies APB Opinion 25 in accounting for its stock option plan. Recognition of compensation expense for stock options is not required when options are granted at an exercise price equal to or exceeding the fair market value of the Company's common stock on the date the option is granted. Therefore, no expense related to the stock option plan is reflected on the accompanying financial statements.

     Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                            1997
                                          --------
          Net income
          ----------
           As reported                    $163,000
                                          ========
           Pro forma                      $113,000
                                          ========

          Basic earnings per share
          ------------------------
           As reported                    $    .20
                                          ========
           Pro forma                      $    .14
                                          ========

          Diluted earnings per share
          --------------------------
           As reported                    $    .20
                                          ========
           Pro forma                      $    .14
                                          ========

     The following is a summary of the status of the stock option plan during 1997:


                                                                                 Weighted
                                                                                  Average
                                                               Number of         Exercise
                                                                 Price             Price
                                                               ----------      ----------

Outstanding at January 1, 1997                                         --      $       --
Granted                                                            87,687       1,227,618
Exercised                                                              --              --
Forfeited                                                              --              --
                                                               ----------      ----------

Outstanding at December 31, 1997                                   87,687      $1,227,618
                                                               ==========      ==========

Options exercisable at  December 31, 1997                              --              --
                                                               ==========      ==========

Weighted average fair value of options granted during 1997     $1,227,618
                                                               ==========

          The following is a summary of the status of options outstanding at December 31, 1997:


                  Outstanding Options      Exercisable Options
           ------------------------------- -------------------
                     Weighted
                     Average      Weighted            Weighted
                    Remaining     Average             Average
Exercise            Contractual   Exercise            Exercise
  Price    Number      Life        Price     Number    Price
--------   ------   -----------   --------   ------   --------

 $14.00    87,687   9 years         $14.00       --   $   --

     Employment Agreements
     ---------------------

     The Company and the Bank have entered into separate employment agreements with certain officers of the Company and the Bank. These agreements provide for salary terms, potential severance benefits, and potential benefits which could be due to these officers in the event of a change in control of the Company.

13.  Regulatory Matters
     ------------------

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC").

     The Bank is subject to the capital requirements of the FDIC and the OCC. The FDIC requires the Bank to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier 1 capital consists of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to an FDIC leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.

     At December 31, 1997 and 1996, the Bank was in compliance with all of the aforementioned capital requirements as summarized below.

                                                         December 31,
                                                     --------------------
                                                      1997         1996
                                                     -------      -------
                                                          (1,000's)
                                                     --------------------

Tier I Capital:
  Common stockholders' equity                        $ 9,543      $ 9,359
  Unrealized holding loss (gain) on
   securities available-for-sale                          13           23
                                                     -------      -------

      Total Tier I Capital                           $ 9,556      $ 9,382
      --------------------                           =======      =======

Tier II Capital:
  Total Tier I capital                               $ 9,556      $ 9,382
  Qualifying allowance for loan losses                   400          300
                                                     -------      -------

      Total Capital                                  $ 9,956      $ 9,682
      -------------                                  =======      =======

Risk-weighted assets                                 $35,404      $30,221
Average assets                                       $65,988      $63,780

                                                                                    To be Well
                                                                                   Capitalized
                                                                                 under the Prompt
                                                               For Capital       Corrective Action
                                             Actual         Adequacy Purposes       Provisions
                                         --------------     -----------------    -----------------
                                         Amount   Ratio     Amount     Ratio     Amount      Ratio
                                         ------   -----     -------   -------    --------    -----
As of December 31, 1997:
  Total Risk-Based Capital
   (to Risk-Weighted Assets)             $9,956   28.12%    $2,833       8.0%     $ 3,541     10.0%
  Tier I Capital
   (to Risk-Weighted Assets)              9,556   26.99%     1,416       4.0%       2,125      6.0%
  Tier I Capital
   (to Average Assets)                    9,556   14.48%     2,640       4.0%       3,299      5.0%

As of December 31, 1996:
  Total Risk-Based Capital
   (to Risk-Weighted Assets)             $9,682   32.04%    $2,417       8.0%     $ 3,022     10.0%
  Tier I Capital
   (to Risk-Weighted Assets)              9,382   31.04%     1,209       4.0%       1,813      6.0%
  Tier I Capital
   (to Average Assets)                    9,382   14.71%     2,551       4.0%       3,189      5.0%

     Subject to applicable law, the Boards of Directors of the Company and the Bank may each provide for the payment of dividends. Future declarations of cash dividends, if any, by the Company may depend upon dividend payments by the Bank to the Company. Subject to regulations of the OCC, the Bank may not declare or pay a cash dividend if its stockholder's equity would thereby be reduced below either the aggregate amount then required for the liquidation account of the minimum regulatory capital requirements imposed by federal regulations. The Bank may not declare or pay a cash dividend to the Company in excess of 100% of its net income to date, less dividends paid, during the current calendar year plus the preceding year's net income, less any dividends paid or declared during that year without prior regulatory approval.

     Retained earnings at December 31, 1997 include approximately $1,200,000 for which federal income tax has not been provided. The Bank was allowed a special bad debt deduction limited generally to 8 percent of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. The unrecorded deferred tax liability on the above amount is approximately $450,000.

14.  Other Noninterest Income and Expense
     ------------------------------------

     Other noninterest income and expense amounts are summarized as follows:

                                December 31,
                              ----------------
                              1997       1996
                              -----      -----
                                 (1,000's)
                              ----------------

Other Noninterest Income
------------------------
 Service charges              $ 103      $ 127
 Other                           18          8
                              -----      -----

  Total                       $ 121      $ 135
  -----                       =====      =====

                                         December 31,
                                       ----------------
                                       1997       1996
                                       -----      -----
                                           (1,000's)
                                       ----------------
Other Noninterest Expense
-------------------------
  Contributions                        $   6      $   6
  Dues and subscriptions                  10          7
  General assessment                      28         23
  Insurance and surety bond               19         20
  Payroll taxes                           41         36
  Real estate owned expense               10         14
  Other                                   46         46
  Filing fees                              9         21
  Printing                                28          1
  Conventions and meetings                 8          3
  Employee education and seminars          2         --
  Miscellaneous fees                       5          4
                                       -----      -----

      Total                            $ 212      $ 181
      -----                            =====      =====

15.  Related Party Transactions
     --------------------------

     Officers and directors of the Company and the Bank, and individuals related to such individuals, incurred indebtedness in the form of loans as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. The balance of these loans at December 31, 1997 and 1996, totaled approximately $585,000 and $542,000, respectively.

                                          December 31,
                                       -----------------
                                       1997        1996
                                       -----       -----
                                           (1,000's)
                                       -----------------

           Balance at January 1        $ 542       $ 432

             New Loans                   112         428
             Payments                    (69)       (318)
                                       -----       -----

           Balance at December 31      $ 585       $ 542
                                       =====       =====

     The Bank's subsidiary purchased the former residence of the Bank's current president during July, 1995 for $118,000. This transaction was approved by both the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The property was sold in May, 1996 for gross proceeds of $112,000.

     The above transaction was made on substantially the same terms and conditions as those for comparable third-party transactions.

16.  Deferred Compensation
     ---------------------

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

     The total liability is $65,000 and $61,000 for the years ended December 31, 1997 and 1996, respectively. A $10,000 payment was made from the accounts during 1996. Deferred compensation contributions charged to income for the years ended December 31, 1997 and 1996 were $ - 0 - for both years.

17.  Commitments and Contingencies
     -----------------------------

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

     Financial instruments with off-balance-sheet credit risk for which the contract amounts represent potential risk were as follows:

                                                          December 31,
                                           ------------------------------------------
                                                  1997                    1996
                                                  ----                    ----
                                                            (1,000s)
                                           ------------------------------------------
                                                       Interest            Interest
                                            Amount       Rate     Amount      Rate
                                           -------   -----------  ------   ----------

Commitments to extend credit - Fixed         $ 113   8.75%-9.50%   $ 349   8.00%-8.75%
                             - Variable         45      7.88%        579       7.13%
                                             -----                 -----

 Total                                       $ 158                 $ 928
 -----                                       =====                 =====

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

     Standby letters of credit are commitments issued by the Bank to guarantee the specific performance of a customer to a third party. At December 31, 1997 and 1996, the Bank had no such commitments outstanding.

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

18.  Significant Group Concentration of Credit Risk
     ----------------------------------------------

     Most of the Bank's business activity is with customers located within Williamson, Jackson, and Franklin counties in Illinois. At December 31, 1997 and 1996, the Bank was considered to have a significant concentration of credit risk for loans made to various local churches. Loans made to various churches total $1,735,000 and $1,875,000 at December 31, 1997 and 1996, respectively. This comprises 4% of the total loan portfolio and 14% of tangible capital at December 31, 1997.

19.  Liquidation Account
     -------------------

     At the time of the conversion from mutual to stock form, the Bank established a liquidation account for the benefit of eligible savings account holders who continue to maintain their savings accounts with the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such event), eligible savings account holders who continue to maintain their accounts with the Bank shall be entitled to receive a distribution from the liquidation account after payment to all creditors but before any liquidation distribution with respect to common stock. The initial liquidation account will be proportionately reduced for any subsequent reduction in the eligible holder's deposit accounts. The creation and maintenance of the liquidation account will not restrict the use or application of any of the capital accounts of the Company, except that the Company may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such dividend or repurchase would be to cause the Company's equity to be reduced below the aggregate amount then required for the liquidation account or the amount required by federal or state law.

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

     Short-term borrowings - As a result of the short-term nature of these instruments, the carrying amount approximates their fair value.

     The Company, in accordance with SFAS No. 107, has estimated fair values of the financial instruments as follows:

                                                December 31,           December 31,
                                                    1997                  1996
                                           --------------------    -------------------
                                                  (1,000's)             (1,000's)
                                           --------------------    -------------------
                                           Carrying      Fair      Carrying     Fair
                                            Amount       Value      Amount      Value
                                           --------     -------    --------    -------
Financial Assets:
  Cash and cash equivalents                 $ 4,970     $ 4,970     $ 1,872    $ 1,872

  Certificates of deposit                        95          95         293        293

  Investment securities and mortgage-
   backed and related securities             14,327      14,308      20,615     20,488

  Loans                                      46,707      45,839      41,766     42,140
  Allowance for loan losses                    (400)         --        (300)        --
                                            -------     -------     -------    -------

  Loans, net of allowance                    46,307      45,839      41,466     42,140

  Investments required by law                   577         577         489        489

  Accrued interest receivable                   292         292         316        316

Financial Liabilities:
  Deposits                                   54,022      54,145      52,832     52,994

  Accrued interest on deposits                   63          63          49         49

  Short-term borrowings                         750         750          --         --

Loan Commitments                                158         158         928        939

21.  Parent Company Financial Information
     ------------------------------------

     The following are condensed balance sheets as of December 31, 1997 and 1996 and condensed statements of income and cash flows for the periods ended December 31, 1997 and 1996 for Heartland Bancshares, Inc. (parent company only):

                           Condensed Balance Sheets
                           ------------------------

                                                               December 31,
                                                             1997       1996
                                                            ------     ------
                                                                (1,000's)
                                                            -----------------
Assets:
  Cash                                                      $  439     $  447
  Investment securities and mortgage-backed securities       2,104      2,745
  Investment in subsidiary                                   4,694      4,479
  Other assets                                                 233        108
                                                            ------     ------
      Total Assets                                          $7,470     $7,779
                                                            ======     ======

Liabilities and Stockholders' Equity:
  Other liabilities                                         $  175     $   12
  Stockholders' equity                                       7,295      7,767
                                                            ------     ------

      Total Liabilities and Stockholders' Equity            $7,470     $7,779
                                                            ======     ======

                        Condensed Statements of Income
                        ------------------------------

                                                       December 31,
                                                     1997       1996
                                                    -----       -----
                                                        (1,000's)
                                                    -----------------

Interest income                                     $ 245       $  74
Interest expense                                       --          --
Other                                                   4          --
                                                    -----       -----

                                                    $ 249       $  74
Operating expenses                                    337          90
                                                    -----       -----

  Income (loss) before income taxes and equity
   in undistributed earnings of subsidiary          $ (88)      $ (16)
Income tax expense (benefit)                          (46)         (1)
                                                    -----       -----

  Income (loss) before equity in undistributed
   earnings of subsidiary                           $ (42)      $ (15)
Equity in undistributed earnings of subsidiary        205         380
                                                    -----       -----

      Net Income                                    $ 163       $ 365
                                                    =====       =====

                      Condensed Statements of Cash Flows
                      ----------------------------------

                                                       December 31,
                                                     1997       1996
                                                    -----       -----
                                                        (1,000's)
                                                    -----------------


Operating activities:
  Net income                                        $ 163     $   365
  Equity in undistributed earnings of subsidiary     (205)       (380)
  Other, net                                          271         (19)
                                                    -----     -------
      Net Cash Used in Operating Activities         $ 229     $   (34)
                                                    -----     -------

Investing activities:
  Capital contributions to subsidiary               $  --     $(4,074)
  Net (increase) decrease in investment securities    641      (2,730)
                                                    -----     -------

      Net Cash Used in Investing Activities         $ 641     $(6,804)
                                                    -----     -------

Financing activities:
  Proceeds from issuance of stock                   $  --     $ 7,446
  Dividends paid                                     (326)       (161)
  Shares acquired by management recognition plan     (552)         --
                                                    -----     -------

      Net Cash Provided by Financing Activities     $(878)    $ 7,285
                                                    -----     -------

      Net Change in Cash and Cash Equivalents       $  (8)    $   447

Cash and Cash Equivalents at Beginning of Year        447          --
                                                    -----     -------
Cash and Cash Equivalents at End of Year            $ 439     $   447
                                                    =====     =======

22.  Short-Term Borrowings
     ---------------------

     The following information relates to the short-term borrowings of the Company for the years ended December 31, 1997 and 1996.

                                                              December 31,
                                                            1997        1996
                                                           ------       -----
                                                                (1,000's)
                                                           ------------------

     Federal Home Loan Bank borrowings:
       Balance at year end                                 $  750       $  --

       Weighted average interest rate at year end            5.86%         --%

       Average amount outstanding during the year          $1,375       $  --

       Maximum amount outstanding at any month             $1,750       $  --

       Weighted average interest rate during the year        5.69%         --%

     Short-term borrowings consisted of borrowings from the Federal Home Loan Bank with maturities greater than one business day.


23.  Earnings per Share
     ------------------

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                               1997       1996
                                                             --------   --------

     Income available to common stockholders
       used in basic EPS                                   $163,000     $365,000
                                                           ========     ========

     Income available to common stockholders
      after assumed conversions of dilutive
      securities                                           $163,000     $365,000
                                                           ========     ========

     Weighted average number of common shares
      used in basic EPS                                     819,736      810,252

     Effect of dilutive securities:
       Stock options                                          7,784           --
                                                           --------     --------

     Weighted number of common shares and dilutive
      potential common stock used in diluted EPS            827,520      810,252
                                                           ========     ========

     Earnings per share amounts for 1996 have been restated to give effect to the application of SFAS No. 128 which was adopted by the Company in 1997. There was no effect of the restatement on earnings per share for 1996.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding executive officers of the Company is incorporated by reference to the section captioned "Proposal I -- Election of Directors -- Executive Officers Who Are Not Directors" in the Proxy Statement.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

(a)  Exhibits.  The exhibits required by Item 601 of Regulation S-B are either
     --------
     filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

          NO.     EXHIBITS
          ---     --------

 *       3.1      Articles of Incorporation of Heartland Bancshares, Inc.

 *       3.2      Bylaws of Heartland Bancshares, Inc.

+*      10.1      Heartland Bancshares, Inc. 1996 Stock Option and Incentive Plan

+*      10.2      Heartland Bancshares, Inc. Management Recognition Plan

+*      10.3(a)   Employment Agreements by and between Heartland National
                  Bank and Roger O. Hileman, Christy L. Cripps and Ronald D. Maddox

+*      10.3(b)   Employment Agreements by and between Heartland Bancshares,
                  Inc. and Roger O. Hileman, Christy L. Cripps and Ronald D. Maddox

+*      10.4      First Federal Savings and Loan Association of Herrin
                  Retirement Plan for Directors

        21        Subsidiaries of the Registrant

        23        Consent of Gray Hunter Stenn LLP

        27        Financial Data Schedule

-------------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-798)
+    Management contract or compensatory plan.



(b)  Reports on Form 8-K.  No Reports on Form 8-K were filed by the Company
     -------------------
     during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HEARTLAND BANCSHARES, INC.

March 12, 1998                       By: /s/ Roger O. Hileman
                                         --------------------------------------
                                         Roger O. Hileman
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Roger O. Hileman                                    March 12, 1998
         ------------------------------
         Roger O. Hileman
         President, Chief Executive Officer and Director
         (Principal Executive, Financial and Accounting Officer)

By:      /s/ James C. Walker                                     March 12, 1998
         ------------------------------
         James C. Walker
         Chairman of the Board


By:      /s/ Paul R. Calcaterra                                  March 12, 1998
         ------------------------------
         Paul R. Calcaterra
         Director


By:      /s/ B. D. Cross                                         March 12, 1998
         ------------------------------
         B. D. Cross
         Director


By:      /s/ Charles Stevens                                     March 12, 1998
         ------------------------------
         Charles Stevens
         Director


By:      /s/ Randall A. Youngblood                               March 12, 1998
         ------------------------------
         Randall A. Youngblood
         Director