Form 10QSB
period 1998-03-31
HEARTLAND BANCSHARES INC
filed 1998-05-15
CIK 1007002

                          FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

              For Quarter Ended March 31, 1998

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


     As of May 15, 1998, there were 833,032 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


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
                       (IN THOUSANDS)
                       -------------

                                                     March 31,   December 31,
                                                       1998          1997
                                                    ----------   ------------
                    ASSETS                          (Unaudited)
                    ------
Cash and cash equivalents
  Interest-bearing                                   $  4,356     $  3,319
  Noninterest-bearing                                   1,380        1,651
Certificates of deposit                                    95           95
Investment securities available-for-sale at
 estimated market value                                 1,513        1,714
Investment securities held-to-maturity                  5,378        5,627
Mortgage-backed and related securities available-
 for-sale at estimated market value                     1,148        1,249
Mortgage-backed and related securities held-to-
 maturity                                               5,414        5,737
Loans receivable, net                                  44,456       46,307
Investments required by law                               577          577
Property, equipment, and property held
 for investment, net                                      463          461
Accrued interest receivable                               311          292
Prepaid expenses and other assets                          47           32
Foreclosed real estate                                    209          239
Deferred tax asset                                        174          161
                                                     --------     --------
TOTAL ASSETS                                         $ 65,521     $ 67,461
------------                                         ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Liabilities
-----------
  Deposits                                           $ 52,844     $ 54,022
  Accrued interest on deposits                             51           63
  Advances from borrowers for taxes and insurance         337          228
  Other liabilities                                       140          127
  Accrued income taxes                                     17          126
  Short-term borrowings                                     -          750
                                                     --------     --------
      Total Liabilities                              $ 53,389     $ 55,316
      -----------------                              --------     --------
Commitments and Contingencies
-----------------------------
Stockholders' Equity
--------------------
  Preferred stock, $.01 par value per share:
   1,000,000 shares authorized, - 0 - issued         $      -     $      -
  Common stock, $.01 par value per share:
   4,000,000 shares authorized; 876,875 shares
   issued and outstanding at March 31, 1998
   and December 31, 1997                                    9            9
  Additional paid-in capital                            8,227        8,212
  Unearned employee stock ownership plan
   (ESOP) shares                                         (494)        (519)
  Management recognition plan shares                     (481)        (496)
  Retained earnings - substantially restricted          4,862        4,938
  Accumulated other comprehensive income:
    Unrealized gains (losses) on securities                 9            1
                                                     --------     --------
      Total Stockholders' Equity                     $ 12,132     $ 12,145
      --------------------------                     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 65,521     $ 67,461
------------------------------------------           ========     ========

     See accompanying notes to consolidated financial statements.

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                  ------------------------------------
                             (UNAUDITED)
                             -----------
                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                            1998         1997
                                                          ----------------------
Interest Income
---------------
  Interest on first mortgage loans                        $    850     $    797
  Interest on other loans                                       52           38
  Interest on investments, securities, and
   deposits with banks                                         147          189
  Interest on mortgage backed securities                       109          150
                                                          --------     --------
      Total Interest Income                               $  1,158     $  1,174
      ---------------------
Interest Expense
----------------
  Interest on deposits                                    $    642     $    643
  Interest on borrowings                                         3           16
                                                          --------     --------
      Total Interest Expense                              $    645     $    659
      ----------------------                              --------     --------
Net Interest Income                                       $    513     $    515
-------------------
Provision for Loan Losses                                       81           10
-------------------------                                 --------     --------
Net Interest Income After Provision
-----------------------------------
 for Loan Losses                                          $    432     $    505
 ---------------                                          --------     --------
Non-Interest Income
-------------------
  Initial service charges and other loan fees             $     12     $     13
  Gain on sale of other real estate                              8            -
  Other                                                         27           28
                                                          --------     --------
      Total Non-Interest Income                           $     47     $     41
      -------------------------                           --------     --------
Non-Interest Expense
--------------------
  Compensation to directors, officers, and
   employees                                              $    201     $    159
  Pension expense and other employee benefits                   39           59
  Office properties and equipment expense
   including depreciation                                       34           30
  Advertising                                                    9           13
  Federal insurance premiums                                    12            9
  Stationery, postage, and office supplies                      14           22
  Checking account expense                                      19           33
  Service bureau expense                                        43           23
  Other                                                         59           51
  Legal and professional services                               46           33
                                                          --------     --------
      Total Non-Interest Expense                          $    476     $    432
      --------------------------                          --------     --------
Income Before Income Taxes                                $      3     $    114
--------------------------                                --------     --------
Income Tax Expense (Benefit)                                    (4)          35
                                                          --------     --------
Net Income (Loss)                                         $      7     $     79
-----------------                                         ========     ========
Earnings Per Common Share - Basic
---------------------------------
  Net income                                              $    .01     $    .10
                                                          ========     ========

Earnings Per Common Share - Assuming Dilution
---------------------------------------------
  Net income                                              $    .01     $    .10
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

                                                                 Management            Accumulated
                                         Additional   Unearned   Recognition              Other
                                Common    Paid-in      ESOP       Plan       Retained  Comprehensive
                                Stock     Capital     Shares      Shares     Earnings    Income     Total
                                ------  ----------   --------    --------   ---------   ----------  -----
Balance at December 31, 1997    $   9    $ 8,212     $ (519)     $(496)     $4,938       $ 1      $12,145
---------------------------
Comprehensive income:
  Net income                    $   -    $     -     $    -      $   -           7       $ -      $     7

  Other comprehensive income,
     net of tax:
    Unrealized gains (losses)
      securities:
    Unrealized holding gains
      (losses) arising during
      the period (net of
      tax of $6)                    -          -          -          -           -         8            8
                                -----    -------      -----      -----      ------      ----      -------
Total comprehensive income      $   -    $     -      $   -      $   -      $    7      $  8      $    15

Cash dividends paid                 -          -          -          -         (83)        -          (83)

Amortization of management
  recognition plan expense          -          -          -         15           -         -           15

Amortization of ESOP expense        -         15         25          -           -         -           40
                                -----    -------      -----      -----      ------      ----      -------
Balance at March 31, 1998       $   9    $ 8,227      $(494)     $(481)     $4,862      $  9      $12,132
-------------------------       =====    =======      =====      =====      ======      ====      =======

See accompanying notes to consolidated financial statements.

              HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
              -----------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                             (IN THOUSANDS)
                             --------------
                              (UNAUDITED)
                              -----------

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                            1998         1997
                                                          ----------------------
Cash Flows From Operating Activities
------------------------------------
  Net income                                              $      7     $     79
                                                          --------     --------
  Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities
    Depreciation                                          $     14     $     13
    Discount accretion/premium amortization-
      securities (net)                                          (1)          (1)
    Amortization of deferred loan origination fees              (8)          (7)
    Amortization of ESOP expense                                40           27
    Amortization of MRP expense                                 15            -
    Provision for loan losses                                   81           10
    (Gain) loss on sale of other real estate                    (8)           -
    (Increase) decrease in accrued interest receivable         (19)         (49)
    (Increase) decrease in prepaid expenses/other assets       (15)           9
    (Increase) decrease in prepaid income taxes                  -           44
    (Increase) decrease in deferred income taxes               (19)         (10)
    Increase (decrease) in accrued interest payable            (12)          14
    Increase (decrease) in other liabilities                    13            3
    Increase (decrease) in income taxes payable               (109)           -
                                                          --------     --------
    Total Adjustments                                     $    (28)    $     53
    -----------------                                     --------     --------
  Net Cash Provided (Used) by Operating Activities        $    (21)    $    132
  ------------------------------------------------        --------     --------
Cash Flows From Investing Activities
------------------------------------
  Proceeds from maturities of investment securities
   and mortgage-backed securities                         $    450     $  1,350
  Principal payments on mortgage-backed securities             439          341
  Net (increase) decrease in loans receivable                1,726       (1,933)
  Purchases of property and equipment                          (16)         (28)
  Purchase of investment securities available-for-sale           -         (200)
  Proceeds from sale of other real estate                       90           84
                                                          --------     --------
  Net Cash Provided (Used) by Investing Activities        $  2,689     $   (386)
  ------------------------------------------------        --------     --------
Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                     $ (1,178)    $    339
  Net increase (decrease) in mortgage escrow funds             109          120
  Proceeds from Federal Home Loan Bank advances                  -        1,500
  Shares acquired by management recognition plan                 -         (230)
  Dividends on common stock                                    (83)         (82)
  Payments on Federal Home Loan Bank advances                 (750)           -
                                                          --------     --------
  Net Cash Provided by Financing Activities               $ (1,902)    $  1,647
  -----------------------------------------               --------     --------

Net Increase in Cash and Cash Equivalents                 $    766     $  1,393
-----------------------------------------
Cash and Cash Equivalents at Beginning of Period             4,970        1,872
                                                          --------     --------
Cash and Cash Equivalents at End of Period                $  5,736     $  3,265
------------------------------------------                ========     ========

Supplemental Disclosures
------------------------
Cash Paid During the Period for:
  Interest                                                $    657     $    645
  Income taxes                                            $    124     $      -

Loans Transferred to Foreclosed Real Estate
 During Period                                            $    118     $      -

Proceeds from Sales of Foreclosed Real Estate
 Financed Through Loans                                   $     19     $      -

     See accompanying notes to consolidated financial statements.

         HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
         -----------------------------------------
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------
                     (UNAUDITED)
                     -----------
               March 31, 1998 and 1997
               -----------------------

1.   Business
     --------
     On June 28, 1996, First Federal Savings and Loan Association of Herrin (the "Association") completed its conversion from a federal mutual savings and loan association to a federal stock savings and loan association, and then from a stock association to a national bank known as Heartland National Bank (the "Bank"). Simultaneously, Heartland National Bank was acquired by Heartland Bancshares, Inc. (the "Company"), which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 876,875 shares of common stock, $.01 par value at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the Company's employee stock ownership plan ("ESOP") totaled approximately $7.4 million.

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

2.   Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months ended March 31, 1998 and 1997 have been recorded. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain reclassifications have been made for the three months ended March 31, 1997 to conform with the financial statement presentation for the three months ended March 31, 1998. The reclassifications had no effect on previously reported net income or retained earnings.

3.   Principles of Consolidation
     ---------------------------
     The accompanying unaudited consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank, and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank. All significant intercompany items have been eliminated.

4.   Earnings per Share
     ------------------
     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), earnings per common share are being computed and presented on both a basic and diluted basis. Basic earnings per share are computed based on the weighted average number of shares actually outstanding during the period in question. In addition to using the weighted average number of outstanding shares, diluted earnings per share computations also consider the dilutive effect of stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. The weighted average numbers of shares used for basic earnings per share for the three months ended March 31, 1998 and March 31, 1997 were 816,763 and 814,614, respectively. The weighted average numbers of shares used for diluted earnings per share for the three months ended March 31, 1998 and March 31, 1997 were 824,260 and 819,213, respectively.

     Earnings per share amounts for the three months ended March 31, 1997 have been restated to give effect to the application of SFAS No. 128, which was adopted by the Company at the end of 1997. This restatement did not affect the earnings per share amounts previously presented for the three months ended March 31, 1997.

5.   Dividends per Share
     -------------------
     In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

6.   Employee Stock Ownership Plan
     -----------------------------
     The Company has established a tax qualified employee stock ownership plan (ESOP) for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest, beginning December 31, 1996. The principal is to be repaid in equal installments, with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP benefits expense recorded during the three months ended March 31, 1998 and 1997 was $37,587 and $32,225, respectively.

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

     As of March 31, 1998, a liability of $92,170 has been recognized in the financial statements based on the vested value of the interests in the director retirement plan as of that date. The amount of expense recognized in the financial statements for the three months ended March 31, 1998 and 1997 was $9,513 and $8,307, respectively.

8.   Management Recognition Plan
     ---------------------------
     On January 28, 1997, the stockholders of the Company approved a management recognition plan ("MRP"). With funds contributed by the Company, the MRP has purchased, in the aggregate, 35,075 shares of the Company's common stock (the maximum number of shares allowed to be purchased). Such shares were purchased in the open market. In June, 1997, the MRP's administrative committee voted to grant awards of common stock totaling 21,917 shares to certain executive officers and directors of the Company and the Bank. These awards are deemed to be effective as of the date of stockholder approval of the MRP. Common stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company recognizes compensation expense based on the fair market value of the common stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of March 31, 1998, 35,075 shares had been purchased on the open market by the MRP to fund the plan at a total cost of approximately $552,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense in the future over the period over which the MRP awards become vested. The amount of expense recognized in the financial statements for the three months ended March 31, 1998 was $15,342.

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

10.  Regulatory Capital
     ------------------
     The Bank is required to maintain certain levels of regulatory capital. At March 31, 1998, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

11.  Stock Repurchase Plan
     ---------------------
     The Board of Directors of the Company has adopted a program to repurchase 43,843 shares, or 5% of the Company's outstanding common stock. The program will be dependent upon market conditions, and there is no guarantee as to the exact number of shares which will be repurchased by the Company. Management expects that the repurchase program will be completed within six months.
     It is management's current intention that all repurchased shares will be held as treasury stock and will be used for general corporate purposes, including the exercise of stock options. As of March 31, 1998, no shares have as yet been repurchased under the plan.

Item 2.   Management's Discussion and Analysis or Plan of
          Operations
          -----------------------------------------------
General
-------
     The following discussion reviews the consolidated financial condition of Heartland Bancshares, Inc. (the "Company"), Heartland National Bank (the "Bank"), and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank, as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997.

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

     A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At March 31, 1998 and December 31, 1997, the consolidated amounts of cash and cash equivalents totaled $5.7 million and $5.0 million, respectively.

     Liquidity management is both a daily and long-term function of business management. The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with a consolidated aggregate market value of $2.7 million at March 31, 1998 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago ("FHLB"). At March 31, 1998, the Bank had no outstanding advances from the FHLB.

     At March 31, 1998, the Bank had $171,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

     The Bank is required to maintain certain levels of regulatory capital. At March 31, 1998, the Bank was in compliance with all regulatory capital requirements.

Financial Condition
-------------------
     Total assets decreased by $1.9 million, or 2.88%, from $67.5 million at December 31, 1997 to $65.5 million at March 31, 1998. The decrease was due primarily to a decrease of $1.9 million in loans receivable.

     The Bank's loan portfolio decreased by $1.9 million, or 4.00%, from $46.3 million at December 31, 1997 to $44.5 million at March 31, 1998. The decrease in loan activity during the period is attributed to the level of repayments on existing loans exceeding new loan demand for the three months ended March 31, 1998.

     The Bank's allowance for loan losses totaled $400,000 at March 31, 1998 and December 31, 1997. During the three months ended March 31, 1998, net loan charge-offs amounted to $81,000. An additional provision of $81,000 was made during the period.

     The Company's consolidated investment securities portfolio totaled $6.9 million at March 31, 1998, a decrease of $450,000 from $7.3 million at December 31, 1997. This decrease was due to maturities and calls of investment securities totaling $450,000 for the three months ended March 31, 1998. The Company's mortgage-backed and related securities portfolio totaled $6.6 million as of March 31, 1998, a decrease of $424,000 from $7.0 million at December 31, 1997. This decrease was due to principal payments received on mortgage-backed and related securities.
     During the three months ended March 31, 1998, the institution's portfolio of investment securities and mortgage-backed and related securities classified as available for sale increased capital by $8,000 (net of taxes) as a result of an increase in the market value of such securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115.

     Total liabilities decreased by $1.9 million, or 3.48%, from $55.3 million at December 31, 1997 to $53.4 million at March 31, 1998. Total deposits decreased by $1.2 million, or 2.18%, from $54.0 million at December 31, 1997 to $52.8 million at March 31, 1998. The decrease in total liabilities is primarily attributable to that decrease in deposits, and to the $750,000 decrease in borrowings from the Federal Home Loan Bank during the three months ended March 31, 1998. Management attributes the decrease in deposits to competition from other local banks to attract deposit business. The decrease has to date primarily affected the Bank's levels of one-year maturity certificates of deposit.

     Stockholders' equity decreased by $13,000 during the three months ended March 31, 1998. This decrease is primarily due to dividends of $83,000 paid on Company stock. These decreases were offset by amortization of ESOP and MRP expense of $55,000, $8,000 in unrealized holding gains on securities (net of tax), and net income of $7,000 for the period.

Results of Operations
---------------------
     Net Income. Net income was $7,000 for the three months ended March 31, 1998, as compared to $79,000 for the three months ended March 31, 1997. The decrease of $72,000 was primarily due to a $71,000 increase in the provision for loan losses during the first quarter of 1998 as compared to the first quarter of 1997. Also contributing to the decrease was a decrease of $2,000, or 39 basis points, in net interest income and an increase of $44,000, or 10.19%, in non-interest expense. These changes were partially offset by an increase of $6,000, or 14.63%, in non-interest income, and by a decrease of $39,000 in income tax expense.

     Net Interest Income.  Net interest income decreased
     $2,000, or 39 basis points, to $513,000 for the three months ended March 31, 1998, as compared to $515,000 for the three months ended March 31, 1997. The ratio of average interest-earning assets to average interest-bearing liabilities remained steady at 119.83% for both the three months ended March 31, 1998 and the three months ended March 31, 1997, while the net interest margin increased from 2.39% for the three months ended March 31, 1997 to 2.45% for the three months ended March 31, 1998. The consistent level of net interest income reflects the relatively uniform relationship between the ratio of the total of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 1998 as compared to the same period in 1997. The small increase in the net interest margin was offset by the fact that average interest-earning assets decreased more than average interest-bearing liabilities for the periods in question.

     Interest Income. Total interest income decreased by $16,000, or 1.36%, totaling $1.2 million both for the three months ended March 31, 1998 and for the three months ended March 31, 1997. The decrease in interest income is primarily the result of a decrease of $1.7 million, or 2.56%, in average interest-earning assets from $64.4 million for the three months ended March 31, 1997 to $62.7 million for the three months ended March 31, 1998. This decrease was primarily due to a decrease of $4.0 million in the average balance of the securities and short-term investment portfolios during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, resulting from maturities and repayments on such assets exceeding new investments in this area. This decrease was partially offset by a $2.3 million increase in the average balance of loans receivable for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997. This increase reflects the Bank's ongoing loan origination efforts. The decrease in interest income also reflects an increase of 7 basis points in the average yield on interest-earning assets for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

     Interest Expense. Interest expense decreased by $14,000, or 2.12%, to $645,000 for the three months ended March 31, 1998 as compared to $659,000 for the three months ended March 31, 1997. This decrease was primarily due to a decrease of $1.4 million in the average balance of interest-bearing liabilities from $53.7 million for the three months ended March 31, 1997 to $52.4 million for the three months ended March 31, 1998. This decrease is attributed to a $1.5 million decrease in the average balance of borrowings from the Federal Home Loan Bank, with no such borrowings outstanding as of March 31, 1998. The decrease in the average balance of interest-bearing liabilities was partially offset by a 3 basis point increase in the average cost of interest-bearing liabilities, from 4.90% for the three months ended March 31, 1997 to 4.93% for the three months ended March 31, 1998.

     Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. An $81,000 provision for loan losses was made during the three months ended March 31, 1998, compared with a provision of $10,000 for the three months ended March 31, 1997. The increase in the provision was deemed necessary due to charge-offs of $81,000 during the first quarter of 1998. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

     Non-Interest Income. Non-interest income increased from $41,000 for the three months ended March 31, 1997 to $47,000 for the three months ended March 31, 1998. The largest components of non-interest income for the three month periods ended March 31, 1998 and 1997 included $12,000 and $13,000, respectively, in loan and other service fees and $27,000 and $28,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized a gain of $8,000 on the sale of real estate owned during the three months ended March 31, 1998, with no corresponding gains during the three months ended March 31, 1997.

     Non-Interest Expense. Non-interest expense increased $44,000, or 10.19%, from $432,000 for the three months ended March 31, 1997 to $476,000 for the three months ended March 31, 1998. This increase included increases of $22,000 in compensation and employee benefits expense, $13,000 in legal and professional services, and net increases of $9,000 in various other expense items.

     Income Tax Expense. Income tax expense was $(4,000) for the three months ended March 31, 1998 as compared with $35,000 for the three months ended March 31, 1997. The $39,000 decrease is primarily due to the decrease in income before income taxes from $114,000 for the three months ended March 31, 1997 to $3,000 for the three months ended March 31, 1998. The negative tax expense (or tax benefit) of $4,000 for the three months ended March 31, 1998 arises from the effect of items such as tax-exempt interest income upon the Company's income tax computation.

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

Impact of New Accounting Standards
----------------------------------
     Accounting for Transfers and Servicing of Financial Assets. In June, 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Subsequent to the issuance of SFAS No. 125, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers for one year the effective date of SFAS No. 125 as applies to secured borrowings and collateral and certain other transactions. The Company adopted the relevant provisions of the statement during 1997, and is now adopting the provisions of the statement which become effective in 1998. The provisions of the statement adopted in 1998 did not have a material effect on the Company's financial position or operating results.

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

     This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the provision of this statement in 1998, and has presented comprehensive income information in the consolidated statements of financial condition and statements of stockholders' equity.

     Disclosures about Segments of an Enterprise and Related Information. In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The statement provides that its provisions need not be applied to interim financial statements in the initial year of its application. Therefore, the Company plans to adopt the appropriate provisions of the statement for its financial statements for the year ended December 31, 1998, and does not believe that the adoption of this statement will have a material effect on the Company's financial position or operating results.

     Employers' Disclosure about Pensions and Other Postretirement Benefits. In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company is adopting the appropriate provisions of this statement during 1998, and does not believe that the adoption of this statement will have a material effect on the Company's financial position or operating results.

                   PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     On May 7, 1998, Barrett Rochman, a stockholder of the Company, filed suit in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois, (Rochman v. Heartland Bancshares, Inc., Roger O. Hileman, Charles Stevens, James C. Walker, Randall A. Youngblood, Paul R. Calcaterra and B. D. Cross) against Heartland Bancshares, Inc. and each of the individual directors of the Company seeking a preliminary and permanent injunction and damages. Mr. Rochman alleges certain wrongdoings in connection with the exclusion of votes at the Annual Meeting of Stockholders. Mr. Rochman is seeking an injunction prohibiting the Company from installing Messrs. Hileman and Stevens as directors and requiring that Mr. Rochman and Mr. Burns be installed as directors of the Company. Mr. Rochman is also seeking damages although no specific amount is specified in the complaint.

Item 2.   Changes in Securities

     None


Item 3.   Defaults Upon Senior Securities

     None


Item 4.   Submission of Matters to a Vote of Security Holders

(a) On April 30, 1998, the Company held its Annual Meeting of Stockholders for the purpose of electing two directors and considering a stockholder proposal calling for the Board to engage an investment banker or consultant to advise the Board on strategies to enhance earnings and shareholder value (the "Stockholder Proposal").

(b) Mr. Roger Hileman and Mr. Charles Stevens were elected as directors at the Annual Meeting. In addition, the following directors had terms of office continuing after the Annual Meeting: James C. Walker, Randall A.
      Youngblood, Paul R. Calcaterra and B. D. Cross.

(c) At the Annual Meeting, stockholders voted upon the election of two individuals as directors and the consideration of the Stockholder Proposal. The election of directors was contested with management soliciting proxies in favor of its two nominees and Barrett Rochman soliciting proxies in favor of himself and David Burns.
      In accordance with Article XIV of the Company's Articles of Incorporation, all shares beneficially owned by any person (including a group acting in concert) in excess of 10% of the issued and outstanding shares of Company common stock are not counted as shares outstanding for purposes of voting and are not entitled to vote in connection with any matter submitted to stockholders for a vote. The Board of Directors of the Company determined that Barrett Rochman, together with other stockholders with whom he was acting in concert, had acquired in excess of 10% of the outstanding shares. Accordingly, 140,999 shares were not counted as outstanding or entitled to vote. The results of the voting at the Annual Meeting were as follows:

1.    Election of Directors

Nominee                           Votes For      Votes Withheld
-------                           ---------      --------------
Roger O. Hileman                    331,854           627
Charles Stevens                     331,854           627
Barrett Rochman                     288,976             0
David Burns                         288,976             0

2.    Stockholder Proposal

            Votes For        Votes Against     Abstentions
            ---------        -------------     -----------
             274,063           320,628          26,767

(d)   Not applicable

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



                              HEARTLAND BANCSHARES, INC.


Date:  May 15, 1998           By: /s/ Roger O. Hileman
                                  ------------------------
                                  Roger O. Hileman
                                  (Principal Executive,
                                   Accounting and Financial
                                   Officer)