Form 10QSB
period 1998-06-30
HEARTLAND BANCSHARES INC
filed 1998-08-14
CIK 1007002

                          FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

              For Quarter Ended June 30, 1998

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


     As of August 1, 1998, there were 833,032 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


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
                       -------------

                                                     June 30,
                                                       1998     December 31,
                                                    ----------       1997
                                                    (Unaudited)  ------------
                    ASSETS                          -----------
                    ------
Cash and cash equivalents
  Interest-bearing                                   $  7,002     $  3,319
  Noninterest-bearing                                   1,844        1,651
Certificates of deposit                                   471           95
Investment securities available-for-sale at
 estimated market value                                 1,516        1,714
Investment securities held-to-maturity                  4,736        5,627
Mortgage-backed and related securities available-
 for-sale at estimated market value                     1,012        1,249
Mortgage-backed and related securities held-to-
 maturity                                               4,840        5,737
Loans receivable, net                                  42,324       46,307
Investments required by law                               585          577
Property, equipment, and property held
 for investment, net                                      465          461
Accrued interest receivable                               250          292
Prepaid expenses and other assets                          81           32
Foreclosed real estate                                    209          239
Deferred tax asset                                        191          161
                                                     --------     --------
TOTAL ASSETS                                         $ 65,526       67,461
------------                                         ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Liabilities
-----------
  Deposits                                           $ 53,426     $ 54,022
  Accrued interest on deposits                             52           63
  Advances from borrowers for taxes
    and insurance                                         418          228
  Other liabilities                                       211          127
  Accrued income taxes                                      -          126
  Short-term borrowings                                     -          750
                                                     --------     --------
      Total Liabilities                              $ 54,107     $ 55,316
      -----------------                              ========     ========
Commitments and Contingencies
-----------------------------
Stockholders' Equity
--------------------
  Preferred stock, $.01 par value per share:
   1,000,000 shares authorized, - 0 - issued         $      -     $      -
  Common stock, $.01 par value per share:
   4,000,000 shares authorized; 876,875 shares
   issued; 833,032 and 876,875 outstanding at
   June 30, 1998 and December 31, 1997,
   respectively                                             9            9
  Additional paid-in capital                            8,242        8,212
  Unearned employee stock ownership plan
    (ESOP) shares                                        (470)        (519)
  Management recognition plan shares                     (466)        (496)
  Treasury stock (43,843 shares at cost)                 (682)           -
  Retained earnings - substantially restricted          4,776        4,938
  Accumulated other comprehensive income:
    Unrealized gains (losses) on securities                10            1
                                                     --------     --------
      Total Stockholders' Equity                     $ 11,419     $ 12,145
      --------------------------                     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 65,526     $ 67,461
------------------------------------------           ========     ========

     See accompanying notes to consolidated financial statements.
                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                  ------------------------------------
                             (UNAUDITED)
                                   -----------
                                                 Three Months Ended   Six Months Ended
                                                 ------------------   ----------------
                                                       June 30,            June 30,
                                                   1998      1997      1998      1997
                                                 --------  --------   -------  --------
Interest Income
---------------
  Interest on first mortgage loans               $   807   $    822   $ 1,657   $ 1,619
  Interest on other loans                             49         39       101        77
  Interest on investments, securities, and
   deposits with banks                               171        169       318       358
  Interest on mortgage backed securities              96        141       205       291
                                                 -------   --------   -------   -------
      Total Interest Income                      $ 1,123   $  1,171   $ 2,281   $ 2,345
      ---------------------
Interest Expense
----------------
  Interest on deposits                           $   639   $    639   $ 1,281   $ 1,282
  Interest on borrowings                               -         17         3        33
                                                 -------   --------   -------   -------
     Total Interest Expense                      $   639   $    656   $ 1,284   $ 1,315
     ----------------------                      -------   --------   -------   -------
Net Interest Income                              $   484   $    515   $   997   $ 1,030
-------------------
Provision for Loan Losses                             16          -        97        10
-------------------------                        -------   --------   -------   -------
Net Interest Income After Provision
-----------------------------------
 for Loan Losses                                 $   468   $    515   $   900   $ 1,020
 ---------------                                 -------   --------   -------   -------
Non-Interest Income
-------------------
  Initial service charges and other loan fees    $    10   $     12   $    22   $    25
  Gain on sale of other real estate                    -         12         8        12
  Other                                               28         34        55        62
  Gain on sale of investments                          -          4         -         4
                                                 -------   --------   -------   -------
      Total Non-Interest Income                  $    38   $     62   $    85   $   103
      -------------------------                  -------   --------   -------   -------
Non-Interest Expense
--------------------
  Compensation to directors, officers, and
   employees                                     $   194   $    190   $   395   $   349
  Pension expense and other employee benefits         40         35        79        94
  Office properties and equipment expense
   including depreciation                             33         34        67        64
  Advertising                                          7         11        16        24
  Federal insurance premiums                          12          8        24        17
  Stationery, postage, and office supplies            18         18        32        40
  Checking account expense                             2         38        21        71
  Service bureau expense                              36         19        79        42
  Other                                               52         58       111       109
  Legal and professional services                    136        125       182       158
  Loss on sale of investments                          1          -         1         -
                                                 -------   --------   -------   -------
      Total Non-Interest Expense                 $   531   $    536   $ 1,007   $   968
      --------------------------                 -------   --------   -------   -------

Income Before Income Taxes                       $   (25)  $     41   $   (22)  $   155
--------------------------
Income Tax Expense (Benefit)                         (17)         7       (21)       42
                                                 -------   --------   -------   -------
Net Income (Loss)                                $    (8)  $     34   $    (1)  $   113
-----------------                                =======   ========   =======   =======

Earnings (Loss) Per Common Share - Basic
----------------------------------------
 Net income                                      $  (.01)  $   .04    $     -   $   .14
                                                 =======   =======    =======   =======
Earnings (Loss) Per Common Share -
--------------------------------
  Assuming Dilution
  -----------------
 Net income                                      $  (.01)  $   .04    $    -  $     .14
                                                 =======   =======    =======   =======


See accompanying notes to consolidated financial statements.

             HEARTLAND BANCSHARES, INC.  AND SUBSIDIARY
             ------------------------------------------
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
                           (IN THOUSANDS)
                           -------------
                            (UNAUDITED)
                            -----------

                                                                Management                        Accumulated
                                         Additional   Unearned  Recognition                          Other
                                Common    Paid-in      ESOP      Plan      Treasury   Retained  Comprehensive
                                Stock     Capital     Shares     Shares     Stock     Earnings     Income       Total
                                ------  ----------   --------   --------  ---------  ---------- ------------   --------
Balance at December 31, 1997    $   9    $ 8,212     $ (519)     $(496)     $    -      $4,938    $   1        $12,145
---------------------------
Comprehensive income:
  Net income                    $   -    $     -     $    -      $   -           -          (1)   $   -        $    (1)

  Other comprehensive income,
     net of tax:
    Unrealized gains (losses)
      on securities:
    Unrealized holding gains
      (losses) arising during
      the period (net of
      tax of $6)                    -          -          -          -           -           -        9              9
                                -----    -------      -----      -----      ------      ------    -----        -------
Total comprehensive income      $   -    $     -      $   -      $   -      $    -      $   (1)   $   9        $     8

Cash dividends paid                 -          -          -          -           -        (161)       -           (161)

Purchase of treasury stock
  (43,843 shares at cost)           -          -          -          -        (682)          -        -           (682)

Amortization of management
  recognition plan expense          -          -          -         30           -           -        -             30

Amortization of ESOP expense        -         30         49          -           -           -        -             79
                                -----    -------      -----      -----      ------      ------    -----        -------
Balance at June 30, 1998        $   9    $ 8,242      $(470)     $(466)     $ (682)     $4,776    $  10        $11,419
------------------------        =====    =======      =====      =====      ======      ======    =====        =======

See accompanying notes to consolidated financial statements.

                   HEARTLAND BANCSHARES, INC.
                   -------------------------
                           AND SUBSIDIARY
                           --------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                             (IN THOUSANDS)
                             --------------
                              (UNAUDITED)
                              -----------

                                                                Six Months Ended
                                                              ----------------------
                                                              June 30,     June 30,
                                                               1998         1997
                                                              ----------------------
Cash Flows From Operating Activities
------------------------------------
  Net income                                                  $    (1)     $    113
                                                              -------      --------
  Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities
    Depreciation                                              $    29      $     27
    Discount accretion/premium amortization-securities (net)       (3)           (2)
    Amortization of deferred loan origination fees                (12)          (12)
    Amortization of ESOP expense                                   79            55
    Amortization of MRP expense                                    30            25
    Provision for loan losses                                      97            10
    (Gain) loss on sale of investments                              1            (4)
    (Gain) loss on sale of other real estate                       (8)          (12)
    (Increase) decrease in accrued interest receivable             42            (1)
    (Increase) decrease in prepaid expenses/other assets          (49)           13
    (Increase) decrease in prepaid income taxes                     -            73
    (Increase) decrease in deferred income taxes                  (35)          (31)
    Increase (decrease) in accrued interest payable               (11)            9
    Increase (decrease) in accrued income taxes                  (126)           37
    Increase (decrease) in other liabilities                       84            (6)
                                                              -------      --------
    Total Adjustments                                         $   118      $    181
    -----------------                                         -------      --------

  Net Cash Provided by Operating Activities                   $   117      $    294
  -----------------------------------------                   -------      --------
Cash Flows From Investing Activities
------------------------------------
  Net (increase) decrease in certificates of deposit          $  (376)     $     99
  Proceeds from maturities of investment securities
   and mortgage-backed securities                               1,620         2,135
  Principal payments on mortgage-backed securities              1,145           705
  Net (increase) decrease in loans receivable                   3,846        (3,170)
  Purchases of property and equipment                             (33)          (34)
  Purchase of investment securities held-to-maturity             (900)         (251)
  Purchase of investment securities available-for-sale              -          (200)
  Proceeds from sale of investment securities
    available-for-sale                                            249           252
  Proceeds from sale of investment securities
    held-to-maturity                                              125             -
  Purchase of Federal Home Loan Bank stock                         (8)          (88)
  Proceeds from sale of other real estate                          90            98
                                                              -------      --------
  Net Cash Provided by (Used in) Investing Activities         $ 5,758      $   (454)
  ---------------------------------------------------         -------      --------
Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                         $  (596)     $   (377)
  Net increase (decrease) in mortgage escrow funds                190           215
  Proceeds from Federal Home Loan Bank advances                     -         1,500
  Payments on Federal Home Loan Bank advances                    (750)         (500)
  Shares acquired by management recognition plan                    -          (501)
  Dividends on common stock                                      (161)         (163)
  Purchase of treasury stock                                     (682)            -
                                                              -------      --------
  Net Cash Provided by (Used in) Financing Activities         $(1,999)     $    174
  ---------------------------------------------------         -------      --------

Net Increase in Cash and Cash Equivalents                     $ 3,876      $     14
-----------------------------------------
Cash and Cash Equivalents at Beginning of Period                4,970         1,872
                                                              -------      --------

Cash and Cash Equivalents at End of Period                    $ 8,846      $  1,886
                                                              =======      ========
Supplemental Disclosures
------------------------
Cash Paid (Received) During the Period for:
  Interest                                                    $ 1,295      $  1,306
  Income taxes                                                $   166      $    (37)

Loans Transferred to Foreclosed Real Estate During Period     $   118      $      -

Proceeds from Sales of Foreclosed Real Estate Financed
 Through Loans                                                $     19     $      -


See accompanying notes to consolidated financial statements.

               HEARTLAND BANCSHARES, INC.
               --------------------------
                    AND SUBSIDIARY
                    --------------
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------
                     (UNAUDITED)
                     -----------
                June 30, 1998 and 1997
                ----------------------
1.   Business
     --------
     On June 28, 1996, First Federal Savings and Loan Association of Herrin (the "Association") completed its conversion from a federal mutual savings and loan association to a federal stock savings and loan association, and then from a stock association to a national bank known as Heartland National Bank (the "Bank"). Simultaneously, Heartland National Bank was acquired by Heartland Bancshares, Inc. (the "Company"), which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 876,875 shares of common stock, $.01 par value at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the Company's employee stock ownership plan ("ESOP") totaled approximately $7.4 million.

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

2.   Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months and six months ended June 30, 1998 and 1997 have been recorded. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain reclassifications have been made for the three months and six months ended June 30, 1997 to conform with the financial statement presentation for the three months and six months ended June 30, 1998. The reclassifications had no effect on previously reported net income or retained earnings.

3.   Principles of Consolidation
     ---------------------------
     The accompanying unaudited consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank, and

     Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank. All significant intercompany items have been eliminated.

4.   Earnings per Share
     ------------------
     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), earnings per common share are being computed and presented on both a basic and diluted basis. Basic earnings per share are computed based on the weighted average number of shares actually outstanding during the period in question. In addition to using the weighted average number of outstanding shares, diluted earnings per share computations also consider the dilutive effect of stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. The number of shares outstanding has also been reduced by shares repurchased by the Company and held as treasury stock (see Note 11). The weighted average numbers of shares used for basic earnings per share for the three months and six months ended June 30, 1998 were 799,489 and 812,251, respectively. The weighted average numbers of shares used for basic earnings per share for the three months and six months ended June 30, 1997 were 816,354 and 815,489, respectively. The weighted average numbers of shares used for diluted earnings per share for the three months and six months ended June 30, 1998 were 806,358 and 819,434, respectively. The weighted average numbers of shares used for diluted earnings per share for the three months and six months ended June 30, 1997 were 826,495 and 822,859, respectively.

     Earnings per share amounts for the three months and six months ended June 30, 1997 have been restated to give effect to the application of SFAS No. 128, which was adopted by the Company at the end of 1997. This restatement did not affect the earnings per share amounts previously presented for the three months and six months ended June 30, 1997.

5.   Dividends per Share
     -------------------
     In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

6.   Employee Stock Ownership Plan
     -----------------------------
     The Company has established a tax qualified employee stock ownership plan (ESOP) for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest, beginning December 31, 1996. The principal is to be repaid in equal installments, with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP benefits expense recorded during the three months and six months ended June 30, 1998 was $37,296 and $74,883, respectively. ESOP benefits expense recorded during the three months and six months ended June 30, 1997 was $34,077 and $66,302, respectively.

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

     As of June 30, 1998, a liability of $101,683 has been recognized in the financial statements based on the vested value of the interests in the director retirement plan as of that date. The amount of expense recognized in the financial statements for the three months and six months ended June 30, 1998 was $9,513 and $19,026, respectively. The amount of expense recognized in the financial statements for the three months and six months ended June 30, 1997 was $8,307 and $16,614, respectively.

8.   Management Recognition Plan
     ---------------------------
     On January 28, 1997, the stockholders of the Company approved a management recognition plan ("MRP"). With funds contributed by the Company, the MRP has purchased, in the aggregate, 35,075 shares of the Company's common stock (the maximum number of shares allowed to be purchased). Such shares were purchased in the open market. In June, 1997, the MRP's administrative committee voted to grant awards of common stock totaling 21,917 shares to certain executive officers and directors of the Company and the Bank. These awards are deemed to be effective as of the date of stockholder approval of the MRP. Common stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company recognizes compensation expense based on the fair market value of the common stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of June 30, 1998, 35,075 shares had been purchased on the open market by the MRP to fund the plan at a total cost of approximately $552,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense in the future over the period over which the MRP awards become vested. The amount of expense recognized in the financial statements for the six months ended June 30, 1998 and 1997 was $30,384 and $25,570, respectively.

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

10.  Regulatory Capital
     ------------------
     The Bank is required to maintain certain levels of regulatory capital. At June 30, 1998, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

11.  Stock Repurchase Plan
     ---------------------
     The Board of Directors of the Company has adopted a program to repurchase 43,843 shares, or 5% of the Company's outstanding common stock. It is management's current intention that all repurchased shares will be held as treasury stock and will be used for general corporate purposes, including the exercise of stock options. As of June 30, 1998, the repurchase program has been completed, with 43,843 shares being repurchased under the plan.

12.  Securities Transaction
     ----------------------
     During the second quarter of 1998, the holding company (Heartland Bancshares, Inc.) sold a municipal security which had been classified as held-to-maturity for total proceeds of $124,909, resulting in a net loss of $91. As a result of this transaction, the other securities of that issue held by the holding company (which comprise all of the held-to- maturity securities held by the holding company) were transferred to the available-for-sale category. These securities are currently shown at estimated market value as required by SFAS No. 115. These securities had an amortized cost of approximately $250,000, with an unrealized gain of approximately $2,199 at transfer.

Item 2.   Management's Discussion and Analysis or Plan of
          Operations
          -----------------------------------------------

General
-------
     The following discussion reviews the consolidated financial condition of Heartland Bancshares, Inc. (the "Company"), Heartland National Bank (the "Bank"), and Herrin First Service Corporation, a wholly owned subsidiary of the Bank, as of June 30, 1998 and December 31, 1997, and the results of operations for the three months and six months ended June 30, 1998 and 1997.

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

     A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At June 30, 1998 and December 31, 1997, the consolidated amounts of cash and cash equivalents totaled $8.8 million and $5.0 million, respectively.

     Liquidity management is both a daily and long-term function of business management. The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with a consolidated aggregate market value of $2.5 million at June 30, 1998 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago ("FHLB"). At June 30, 1998, the Bank had no outstanding advances from the FHLB.

     At June 30, 1998, the Bank had $243,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

     The Bank is required to maintain certain levels of regulatory capital. At June 30, 1998, the Bank was in compliance with all regulatory capital requirements.

Financial Condition
-------------------
     Total assets decreased by $1.9 million, or 2.87%, from $67.5 million at December 31, 1997 to $65.5 million at June 30, 1998. The decrease was due primarily to decreases of $4.0 million in loans receivable and $2.2 million in investment and mortgage-backed securities. These decreases were partially offset by an increase of $4.3 million in cash and cash equivalents and certificates of deposit from December 31, 1997 to June 30, 1998.

     The Bank's loan portfolio decreased by $4.0 million, or 8.60%, from $46.3 million at December 31, 1997 to $42.3 million at June 30, 1998. The decrease in loan activity during the period is attributed to the level of repayments on existing loans exceeding new loan demand for the six months ended June 30, 1998.

     The Bank's allowance for loan losses totaled $401,000 and $400,000 at June 30, 1998 and December 31, 1997,
     respectively. During the six months ended June 30, 1998, net loan charge-offs amounted to $96,000. An additional provision of $97,000 was made during the period.

     The Company's consolidated investment securities portfolio totaled $6.2 million at June 30, 1998, a decrease of $1.1 million from $7.3 million at December 31, 1997. This decrease was due to maturities and sales of investment securities totaling $2.0 million exceeding purchases of such securities totaling $900,000 for the six months ended June 30, 1998. The Company's mortgage-backed and related securities portfolio totaled $5.9 million as of June 30, 1998, a decrease of $1.1 million from $7.0 million at December 31, 1997. This decrease was due to principal payments received on mortgage-backed and related securities. During the six months ended June 30, 1998, the institution's portfolio of investment securities and mortgage-backed and related securities classified as available for sale increased capital by $9,000 (net of taxes) as a result of an increase in the market value of such securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115.

     Total liabilities decreased by $1.2 million, or 2.19%, from $55.3 million at December 31, 1997 to $54.1 million at June 30, 1998. Total deposits decreased by $596,000, or 1.10%, from $54.0 million at December 31, 1997 to $53.4 million at June 30, 1998. The decrease in total liabilities is primarily attributable to that decrease in deposits, and to the $750,000 decrease in borrowings from the Federal Home Loan Bank during the six months ended June 30, 1998. Management attributes the decrease in deposits to competition from other local banks to attract deposit business. The decrease has to date primarily affected the Bank's levels of one-year maturity certificates of deposit.

     Stockholders' equity decreased by $726,000 during the six months ended June 30, 1998. This decrease is primarily due to the $682,000 repurchase of Company stock performed by the Company during the second quarter of 1998, along with dividends of $161,000 paid on Company stock and a net loss of $1,000 from operations. These decreases were offset by amortization of ESOP and MRP expense of $109,000 and $9,000 in unrealized holding gains on securities (net of tax).

Results of Operations
---------------------
     Net Income. The Company incurred a net loss of $8,000 for the three months ended June 30, 1998, as compared to net income of $34,000 for the three months ended June 30, 1997. The decrease of $42,000, or 123.53%, reflects a decrease of $31,000, or 6.02%, in net interest income. Also contributing to the decrease in net income were a decrease of $24,000, or 38.71%, in non-interest income, and a $16,000 increase in the provision for loan losses, as compared with the same period in 1997. These changes were partially offset by a decrease of $5,000, or 0.93%, in non-interest expense, and by a decrease of $24,000 in income tax expense.

     The Company incurred a net loss of $1,000 for the six months ended June 30, 1998, as compared to net income of $113,000 for the six months ended June 30, 1997. The decrease of $114,000, or 100.88%, reflects a decrease of $33,000, or 3.20%, in net interest income, an $87,000 increase in the provision for loan losses, a decrease of $18,000, or 17.48%, in non-interest income, an increase of $39,000, or 4.03%, in non-interest expense, and a $63,000 decrease in the provision for income taxes.

     Net Interest Income. Net interest income decreased $31,000, or 6.02%, to $484,000 for the three months ended June 30, 1998, as compared to $515,000 for the three months ended June 30, 1997. This decrease was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 120.28% for the three months ended June 30, 1997 to 118.84% for the three months ended June 30, 1997, while the net interest margin decreased from 2.40% for the three months ended June 30, 1997 to 2.37% for the three months ended June 30, 1998. The decrease in the net interest margin was coupled with the fact that average interest-earning assets decreased more than average interest-bearing liabilities for the periods in question.

     Net interest income decreased $33,000, or 3.20%, to $997,000 for the six months ended June 30, 1998 as compared to $1.0 million for the six months ended June 30, 1997. This decrease was primarily due to the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 120.05% for the six months ended June 30, 1997 to 119.34% for the six months ended June 30, 1998. This decrease was partially offset by an increase in the net interest margin from 2.39% for the six months ended June 30, 1997 to 2.41% for the six months ended June 30, 1998. The small increase in the net interest margin was more than offset by the fact that average interest-earning assets again decreased more than average interest-bearing liabilities for the periods in question.

     Interest Income. Total interest income decreased by $48,000, or 4.10%, to $1.1 million for the three months ended June 30, 1998 as compared to $1.2 million for the three months ended June 30, 1997. The decrease in interest income is primarily the result of a decrease of $2.3 million, or 3.60%, in average interest-earning assets from $63.7 million for the three months ended June 30, 1997 to $61.4 million for the three months ended June 30, 1998. This decrease was primarily due to a decrease of $1.3 million in the average balance of loans receivable during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in loans reflects a decline in the new loans being originated by the Bank compared with the level of repayments on existing loans. The decrease in average interest-earning assets was also due to a decrease of $995,000 in the average balance of the securities and short-term investment portfolios during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, resulting from maturities and repayments on such assets exceeding new investments in this area. The decrease in interest income also reflects a decrease of 4 basis points in the average yield on interest-earning assets for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

     Total interest income decreased by $64,000, or 2.73%, totaling $2.3 million for both the six months ended June 30, 1998 and the six months ended June 30, 1997. Average interest-earning assets decreased by $2.0 million, or 3.07%, from $64.1 million for the six months ended June 30, 1997 to $62.1 million for the six months ended June 30, 1998. The decrease in average interest-earning assets was primarily caused by a decrease of $2.5 million in the average balance of the securities and short-term investment portfolios during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in average interest-earning assets was partially offset by an increase of 3 basis points in the average yield on interest-earning assets for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

     Interest Expense. Interest expense decreased by $17,000, or 2.59%, to $639,000 for the three months ended June 30, 1998 as compared to $656,000 for the three months ended June 30, 1997. This decrease was primarily due to a decrease of $1.3 million in the average balance of interest-bearing liabilities from $53.0 million for the three months ended June 30, 1997 to $51.7 million for the three months ended June 30, 1998. This decrease is primarily attributed to a $1.0 million decrease in the average balance of borrowings from the Federal Home Loan Bank, with no such borrowings outstanding as of June 30, 1998. The average balance of deposit liabilities also decreased by $290,000 during the same periods. The decrease in interest expense also reflected a 1 basis point decrease in the average cost of interest-bearing liabilities, from 4.95% for the three months ended June 30, 1997 to 4.94% for the three months ended June 30, 1998.

     Interest expense decreased by $31,000, or 2.36%, totaling $1.3 million for both the six months ended June 30, 1998 and the six months ended June 30, 1997. Average interest-bearing liabilities decreased by $1.3 million, or 2.50%, from $53.4 million for the six months ended June 30, 1997 to $52.0 million for the six months ended June 30, 1998. This decrease in the level of average interest-bearing liabilities was again primarily attributed to the decrease in the average balance of borrowings from the Federal Home Loan Bank, such decrease totaling $1.3 million. The decrease in average interest-bearing liabilities was slightly offset by a 1 basis point increase in the average cost of interest-bearing liabilities, from 4.93% for the six months ended June 30, 1997 to 4.94% for the six months ended June 30, 1998.

     Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. A $16,000 provision for loan losses was made during the three months ended June 30, 1998, while no provision was made during the three months ended June 30, 1997. A $97,000 provision for loan losses was made for the six months ended June 30, 1998, as compared with a provision of $10,000 for the six months ended June 30, 1997. The increase in the provision was deemed necessary due to charge-offs of $15,000 during the second quarter of 1998, and $97,000 during the first six months of 1998. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

     Non-Interest Income. Non-interest income decreased $24,000, or 38.71%, from $62,000 for the three months ended June 30, 1997 to $38,000 for the three months ended June 30, 1998. The largest components of non-interest income for the three month periods ended June 30, 1998 and 1997 included $10,000 and $12,000, respectively, in loan and other service fees and $28,000 and $34,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $16,000 of realized gains on the sale of investment securities and real estate owned during the three months ended June 30, 1997, with no corresponding gains during the three months ended June 30, 1998.

     Non-interest income decreased $18,000, or 17.48%, from $103,000 for the six months ended June 30, 1997 to $85,000 for the six months ended June 30, 1998. The largest components of non-interest income for the six month periods ended June 30, 1998 and 1997 included $22,000 and $25,000, respectively, in loan and other service fees and $55,000 and $62,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $8,000 of realized gains on the sale of real estate owned during the six months ended June 30, 1998, as compared with $16,000 of realized gains on the sale of investments and real estate owned during the six months ended June 30, 1997.

     Non-Interest Expense. Non-interest expense decreased $5,000, or 0.93%, from $536,000 for the three months ended June 30, 1997 to $531,000 for the three months ended June 30, 1998. The components of this decrease included increases of $9,000 in compensation and employee benefits expense, $11,000 in legal and professional services, and net decreases of $25,000 in various other expense items. The increase in legal and professional services was attributed to expenses resulting from proxy contests involving the Company, as well as fees connected with ongoing litigation.

     On May 7, 1998, Barrett Rochman, a stockholder of the Company, filed suit against the Company and each of the directors individually seeking an injunction requiring the Company to install him and David Burns as directors of the Company and prohibiting the Company from installing Directors Hileman and Stevens as directors. Mr. Rochman is also seeking money damages of an unspecified amount. In connection with the 1998 Annual Meeting of Stockholders, Mr. Rochman solicited proxies in opposition to management and in favor of his nominees for director. The Board of Directors determined that Mr. Rochman, together with certain other stockholders were acting in concert and controlled in excess of 10% of the outstanding shares of Company common stock in violation of the Company's Articles of Incorporation and, in accordance with the provisions of the Articles of Incorporation, the Board invalidated the voting rights of shares owned by such group of stockholders in excess of the limit. The Company and each director individually are also party to litigation involving a former employee of the Bank who alleges that she was terminated in retaliation for her voting of shares in opposition to management and certain other matters. The Company and the Bank believe the former employee's claims are without merit. Such litigation is ongoing and as such the Company anticipates that it will continue to incur legal expenses related to such litigation in future periods.

     Non-interest expense increased $39,000, or 4.03%, from $968,000 for the six months ended June 30, 1997 to $1.0 million for the six months ended June 30, 1998. This increase included increases of $31,000 in compensation and employee benefits expense, $24,000 in legal and professional services, and net decreases of $16,000 in various other expense items. The increase in compensation and employee benefits expense was attributed to increases in employee wages, while the increase in legal and professional services is attributable to the same factors described in the previous paragraph relating to the operating results for the three month periods ended June 30, 1998 and 1997.

     Income Tax Expense. Income tax expense was $(17,000) for the three months ended June 30, 1998 as compared with $7,000 for the three months ended June 30, 1997. The $24,000 decrease is primarily due to the decrease in income before income taxes from $41,000 for the three months ended June 30, 1997 to $(25,000) for the three months ended June 30, 1998. The negative tax expense (or tax benefit) of $17,000 for the three months ended June 30, 1998 arises from the effect of items such as tax-exempt interest income upon the Company's income tax computation.

     Income tax expense was $(21,000) for the six months ended June 30, 1998 as compared with $42,000 for the six months ended June 30, 1997. The $63,000 decrease is primarily due to the decrease in income before income taxes from $155,000 for the six months ended June 30, 1997 to $(22,000) for the six months ended June 30, 1998. Again, the negative tax expense (or tax benefit of $21,000 for the six months ended June 30, 1998 arises from the effect of items such as tax-exempt interest income upon the Company's income tax computation.

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

     Accounting for Derivative Instruments and Hedging Activities. In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards.
     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or operating results.

     Regulatory Developments
     -----------------------

     On June 3, 1998, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency ("OCC"). The agreement requires that the Bank adopt a formal strategic plan, a written plan with timetables to ensure that all of its information systems are Year 2000 compliant and to take certain other actions with respect to the internal audit and compliance functions and its policies and procedures. The Bank does not expect that such written agreement will have a material adverse effect on its operations.

     Year 2000
     ---------

     As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. As of the date hereof, the Board of Directors of the Bank has adopted a formal policy with respect to this Year 2000 problem and has tested its primary mission critical systems. The Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

     As of the date of this Form 10-QSB, the Bank does not anticipate that any expenses that are reasonably likely to be incurred by the Bank in connection with this issue will be material. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs and equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

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

     On June 16, 1998, Vicki Gower, a former employee of the Bank, filed suit in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois (Vicki Gower v. Heartland Bancshares, Inc., Roger O. Hileman, Charles Stevens, James C. Walker, Randall A. Youngblood, Paul R. Calcaterra and B.D. Cross) against the Company and each director individually seeking money damages of an unspecified amount. Ms. Gower alleges that she was wrongfully terminated in retaliation for voting shares of stock owned by her and in the Bank's employee stock ownership plan against management. She also claims that such discharge constituted intentional infliction of emotional distress and is seeking monetary damages of an unspecified amount.

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



                              HEARTLAND BANCSHARES, INC.


Date:  August 14, 1998        By: /s/ Roger O. Hileman
                                  ------------------------
                                  Roger O. Hileman
                                  (Principal Executive,
                                   Accounting and Financial
                                   Officer)