Form 10QSB
period 1998-09-30
HEARTLAND BANCSHARES INC
filed 1998-12-23
CIK 1007002

                          FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

              For Quarter Ended September 30, 1998

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


     As of November __, 1998, there were _______ shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


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
                       -------------

                                                  September 30,
                                                     1998       December 31,
                                                  ------------       1997
                                                  (Unaudited)   ------------
                    ASSETS                        ------------
                    ------
Cash and cash equivalents
  Interest-bearing                                  $  8,029     $  3,319
  Noninterest-bearing                                  1,626        1,651
Certificates of deposit                                1,263           95
Investment securities available-for-sale at
 estimated market value                                1,152        1,714
Investment securities held-to-maturity                 4,486        5,627
Mortgage-backed and related securities
 available-for-sale at estimated market value            809        1,249
Mortgage-backed and related securities held-to-
 maturity                                              4,701        5,737
Loans receivable, net                                 38,830       46,307
Investments required by law                              585          577
Property, equipment, and property held
 for investment, net                                     462          461
Accrued interest receivable                              278          292
Prepaid expenses and other assets                        168           32
Foreclosed real estate                                   321          239
Deferred tax asset                                       256          161
                                                    --------     --------
TOTAL ASSETS                                        $ 62,966     $ 67,461
------------                                        ========     ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Liabilities
-----------
  Deposits                                          $ 51,156     $ 54,022
  Accrued interest on deposits                            47           63
  Advances from borrowers for taxes and insurance        149          228
  Other liabilities                                      336          127
  Accrued income taxes                                     -          126
  Short-term borrowings                                    -          750
                                                    --------     --------
      Total Liabilities                             $ 51,688     $ 55,316
      -----------------                             --------     --------
Commitments and Contingencies
-----------------------------
Stockholders' Equity
--------------------
  Preferred stock, $.01 par value per share:
   1,000,000 shares authorized, - 0 - issued        $      -     $      -
  Common stock, $.01 par value per share:
   4,000,000 shares authorized; 876,875
   shares issued; 832,833 and 876,875
   outstanding at September 30, 1998 and
   December 31, 1997, respectively                         9            9
  Additional paid-in capital                           8,253        8,212
  Unearned employee stock ownership plan
    (ESOP) shares                                       (445)        (519)
  Management recognition plan shares                    (450)        (496)
  Treasury stock (44,042 shares at cost)                (684)           -
  Retained earnings - substantially restricted         4,577        4,938
  Accumulated other comprehensive income:
    Unrealized gains (losses) on securities               18            1
                                                    --------     --------
      Total Stockholders' Equity                    $ 11,278     $ 12,145
      --------------------------                    --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 62,966     $ 67,461
------------------------------------------          ========     ========

See accompanying notes to consolidated financial statements.

                       HEARTLAND BANCSHARES, INC.
                       --------------------------
                            AND SUBSIDIARY
                            --------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                  ------------------------------------
                             (UNAUDITED)
                                   -----------
                                                 Three Months Ended   Nine Months Ended
                                                 ------------------   ------------------
                                                    September 30,       September 30,
                                                   1998      1997      1998      1997
                                                 --------  --------   -------  --------
Interest Income
---------------
  Interest on first mortgage loans                $    766  $    835  $  2,423  $  2,454
  Interest on other loans                               64        48       165       125
  Interest on investments, securities, and
   deposits with banks                                 194       152       512       510
  Interest on mortgage backed securities                85       132       290       423
                                                  --------  --------  --------  --------
      Total Interest Income                       $  1,109  $  1,167  $  3,390  $  3,512
      ---------------------
Interest Expense
----------------
  Interest on deposits                            $    644  $    641  $  1,925  $  1,923
  Interest on borrowings                                 -        23         3        56
                                                  --------  --------  --------  --------
     Total Interest Expense                       $    644  $    664  $  1,928  $  1,979
     ----------------------                       --------  --------  --------  --------
Net Interest Income                               $    465  $    503  $  1,462  $  1,533
-------------------
Provision for Loan Losses                                9        60       106        70
-------------------------                         --------  --------  --------  --------
Net Interest Income After Provision
-----------------------------------
 for Loan Losses                                  $    456  $    443  $  1,356  $  1,463
 ---------------                                  --------  --------  --------  --------
Non-Interest Income
-------------------
  Initial service charges and other loan fees     $      9  $     13  $     31  $     38
  Gain on sale of other real estate                      -         -         8        12
  Other                                                 40        28        95        90
  Gain on sale of investments                            1         7         1        11
                                                  --------  --------  --------  --------
      Total Non-Interest Income                   $     50  $     48  $    135  $    151
      -------------------------                   --------  --------  --------  --------
Non-Interest Expense
--------------------
  Compensation to directors, officers, and
   employees                                      $    185  $    187  $    580  $    536
  Pension expense and other employee benefits           44        36       123       130
  Office properties and equipment expense
   including depreciation                               36        32       103        96
  Advertising                                            4        11        20        35
  Federal insurance premiums                            13        13        37        30
  Stationery, postage, and office supplies              15        13        47        53
  Checking account expense                              (1)       37        20       108
  Service bureau expense                                38        25       117        67
  Other                                                 65        54       176       163
  Legal and professional services                      156        44       338       202
  Adjustment for mortgage loan rebates                 148         -       148         -
  Loss on sale of investments                            -         -         1         -
  Loss on sale of other real estate                      -         1         -         1
                                                  --------  --------  --------  --------
      Total Non-Interest Expense                  $    703  $    453  $  1,710  $  1,421
      --------------------------                  --------  --------  --------  --------

Income Before Income Taxes                        $   (197) $     38  $   (219) $    193
--------------------------
Income Tax Expense (Benefit)                           (76)        8       (97)       50
                                                  --------  --------  --------  --------
Net Income (Loss)                                 $   (121) $     30  $   (122) $    143
-----------------                                 ========  ========  ========  ========

Earnings (Loss) Per Common Share - Basic
----------------------------------------
 Net income                                       $   (.15) $    .04  $   (.15) $    .18
                                                  ========  ========  ========  ========

Earnings (Loss) Per Common Share - Assuming
-------------------------------------------
  Dilution
  --------
  Net income                                      $   (.15) $    .04  $   (.15) $    .17
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

             HEARTLAND BANCSHARES, INC.  AND SUBSIDIARY
             ------------------------------------------
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
                           (IN THOUSANDS)
                           -------------
                            (UNAUDITED)
                            -----------

                                                                Management                        Accumulated
                                         Additional   Unearned  Recognition                          Other
                                Common    Paid-in      ESOP      Plan      Treasury   Retained  Comprehensive
                                Stock     Capital     Shares     Shares     Stock     Earnings     Income       Total
                                ------  ----------   --------   --------  ---------  ---------- ------------   --------
Balance at December 31, 1997    $   9    $ 8,212     $ (519)     $(496)     $    -      $4,938    $   1        $12,145
---------------------------
Comprehensive income:

  Net income (loss)             $   -    $     -     $    -      $   -           -        (122)   $   -        $  (122)

  Other comprehensive income,
     net of tax:

    Unrealized gains (losses)
      on securities:
    Unrealized holding gains
      (losses) arising during
      the period (net of
      tax of $10)                   -          -          -          -           -           -       17             17
                                -----    -------      -----      -----      ------      ------    -----        -------
Total comprehensive income
  (loss)                        $   -    $     -      $   -      $   -      $    -      $ (122)   $  17        $  (105)

Cash dividends paid                 -          -          -          -           -        (239)       -           (239)

Purchase of treasury stock
  (44,042 shares at cost)           -          -          -          -        (684)          -        -           (684)

Amortization of management
  recognition plan expense          -          -          -         46           -           -        -             46

Amortization of ESOP expense        -         41         74          -           -           -        -            115
                                -----    -------      -----      -----      ------      ------    -----        -------
Balance at September 30, 1998   $   9    $ 8,253      $(445)     $(450)     $ (684)     $4,577    $  18        $11,278
-----------------------------   =====    =======      =====      =====      ======      ======    =====        =======

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

                                                                Nine Months Ended
                                                              ---------------------
                                                                  September 30,
                                                                1998         1997
                                                              ---------   ---------
Cash Flows From Operating Activities
------------------------------------
  Net income (loss)                                           $   (122)    $    143
                                                              --------     --------
  Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities
    Depreciation                                              $     44     $     40
    Discount accretion/premium amortization-securities (net)        (1)          (2)
    Amortization of deferred loan origination fees                 (16)         (17)
    Amortization of ESOP expense                                   115           80
    Amortization of MRP expense                                     46           41
    Provision for loan losses                                      106           70
    (Gain) loss on sale of investments                               -          (11)
    (Gain) loss on sale of other real estate                        (8)         (10)
    (Increase) decrease in accrued interest receivable              14          (27)
    (Increase) decrease in prepaid expenses/other assets          (136)          12
    (Increase) decrease in prepaid income taxes                      -           73
    (Increase) decrease in deferred income taxes                  (105)         (47)
    Increase (decrease) in accrued interest payable                (16)          16
    Increase (decrease) in accrued income taxes                   (126)          51
    Increase (decrease) in other liabilities                       209           17
                                                              --------     --------
    Total Adjustments                                         $    126     $    286
    -----------------                                         --------     --------
  Net Cash Provided by Operating Activities                   $      4     $    429
  -----------------------------------------                   --------     --------
Cash Flows From Investing Activities
------------------------------------
  Net (increase) decrease in certificates of deposit          $ (1,168)    $     99
  Proceeds from maturities of investment securities
   and mortgage-backed securities                                2,370        3,135
  Principal payments on mortgage-backed securities               1,715        1,105
  Net (increase) decrease in loans receivable                    7,223       (4,787)
  Purchases of property and equipment                              (45)         (37)
  Purchase of investment securities held-to-maturity            (1,149)        (251)
  Purchase of investment securities available-for-sale               -         (200)
  Purchase of mortgage-backed securities held to maturity         (228)           -
  Proceeds from sale of mortgage-backed securities
    available-for-sale                                               -        1,085
  Proceeds from sale of investment securities
    available-for-sale                                             374          252
  Proceeds from sale of investment securities held-to-
    maturity                                                       125            -
  Purchase of Federal Home Loan Bank stock                          (8)         (88)
  Proceeds from sale of other real estate                           90          105
                                                              --------     --------
  Net Cash Provided by Investing Activities                   $  9,299     $    418
  -----------------------------------------                   --------     --------
Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                         $ (2,866)    $   (785)
  Net increase (decrease) in mortgage escrow funds                 (79)         (90)
  Proceeds from Federal Home Loan Bank advances                      -        4,250
  Payments on Federal Home Loan Bank advances                     (750)      (2,500)
  Shares acquired by management recognition plan                     -         (552)
  Dividends on common stock                                       (239)        (244)
  Purchase of treasury stock                                      (684)           -
                                                              --------     --------
  Net Cash Provided by (Used in) Financing Activities         $ (4,618)    $     79
  ---------------------------------------------------         --------     --------

Net  Increase in Cash and Cash Equivalents                    $  4,685     $    926
-----------------------------------------
Cash and Cash Equivalents at Beginning of Period                 4,970        1,872
                                                              --------     --------
Cash and Cash Equivalents at End of Period                    $  9,655     $  2,798
------------------------------------------                    ========     ========

Supplemental Disclosures
------------------------
Cash Paid (Received) During the Period for:
  Interest                                                    $  1,944     $  1,963
  Income taxes                                                $    244     $    (27)

Loans Transferred to Foreclosed Real Estate During Period     $    230     $    106

Proceeds from Sales of Foreclosed Real Estate Financed
 Through Loans                                                $     19     $      -

See accompanying notes to consolidated financial statements.

              HEARTLAND BANCSHARES, INC.
              --------------------------

                    AND SUBSIDIARY
                    --------------

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ------------------------------------------

                      (UNAUDITED)
                      -----------

              SEPTEMBER 30, 1998 AND 1997
              ---------------------------

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

2.  Basis of Presentation
    ---------------------

 The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months and nine months ended September 30, 1998 and 1997 have been recorded. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

 Certain reclassifications have been made for the three months and nine months ended September 30, 1997 to conform with the financial statement presentation for the three months and nine months ended September 30, 1998. The reclassifications had no effect on previously reported net income or retained earnings.

3.  Principles of Consolidation
    ---------------------------

 The accompanying unaudited consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland
 National Bank, and

 Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank. All significant intercompany items have been eliminated.

4.  Earnings per Share
    ------------------

 In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), earnings per common share are being computed and presented on both a basic and diluted basis. Basic earnings per share are computed based on the weighted average number of shares actually outstanding during the period in question. In addition to using the weighted average number of outstanding shares, diluted earnings per share computations also consider the dilutive effect of stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), only employee stock ownership plan (ESOP) shares that have been committed to be released are considered outstanding shares. The number of shares outstanding has also been reduced by shares repurchased by the Company and held as treasury stock (see Note 11). The weighted average numbers of shares used for basic earnings per share for the three months and nine months ended September 30, 1998 were 786,802 and 803,768, respectively. The weighted average numbers of shares used for basic earnings per share for the three months and nine months ended September 30, 1997 were 818,112 and 816,373, respectively. The weighted average numbers of shares used for diluted earnings per share for the three months and nine months ended September 30, 1998 were 786,802 and 808,557, respectively. The weighted average numbers of shares used for diluted earnings per share for the three months and nine months ended September 30, 1997 were 825,954 and 823,900, respectively.

 Earnings per share amounts for the three months and nine months ended September 30, 1997 have been restated to give effect to the application of SFAS No. 128, which was adopted by the Company at the end of 1997. This restatement caused an increase of $0.01 in basic earnings per share for the nine months ended September 30, 1997, as compared to the primary earnings per share of $0.17 which were originally reported for that period in 1997. This restatement did not affect the other earnings per share amounts previously presented for the three months and nine months ended September 30, 1997.

5.  Dividends per Share
    -------------------

 In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

6.  Employee Stock Ownership Plan
    -----------------------------

 The Company has established a tax qualified employee stock ownership plan (ESOP) for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest, beginning December 31, 1996. The principal is to be repaid in equal installments, with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP benefits expense recorded during the three months and nine months ended September 30, 1998 was $33,693 and $108,576, respectively. ESOP benefits expense recorded during the three months and nine months ended

 September 30, 1997 was $33,278 and $99,580, respectively.

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

 As of September 30, 1998, a liability of $111,182 has been recognized in the financial statements based on the vested value of the interests in the director retirement plan as of that date. The amount of expense recognized in the financial statements for the three months and nine months ended September 30, 1998 was $9,500 and $28,526, respectively. The amount of expense recognized in the financial statements for the three months and nine months ended September 30, 1997 was $8,307 and $24,921, respectively.

8.  Management Recognition Plan
    ---------------------------

 On January 28, 1997, the stockholders of the Company approved a management recognition plan ("MRP"). With funds contributed by the Company, the MRP has purchased, in the aggregate, 35,075 shares of the Company's common stock (the maximum number of shares allowed to be purchased). Such shares were purchased in the open market. In June, 1997, the MRP's administrative committee voted to grant awards of common stock totaling 21,917 shares to certain executive officers and directors of the Company and the Bank. These awards are deemed to be effective as of the date of stockholder approval of the MRP. Common stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company recognizes compensation expense based on the fair market value of the common stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of September 30, 1998, 35,075 shares had been purchased on the open market by the MRP to fund the plan at a total cost of approximately $552,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense in the future over the period over which the MRP awards become vested. The amount of expense recognized in the financial statements for the three months and nine months ended September 30, 1998 was $15,342 and $46,026, respectively. The amount of expense recognized in the financial statements for the three months and nine months ended September 30, 1997 was $15,342 and $40,912, respectively.

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

10. Regulatory Capital
    ------------------

 The Bank is required to maintain certain levels of regulatory capital. At September 30, 1998, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

11. Stock Repurchase Plan and Treasury Stock
    ----------------------------------------

 The Board of Directors of the Company has adopted a program to repurchase 43,843 shares, or 5% of the Company's outstanding common stock. It is management's current intention that all repurchased shares will be held as treasury stock and will be used for general corporate purposes, including the exercise of stock options. As of September 30, 1998, the repurchase program has been completed, with 43,843 shares being repurchased under the plan. During the third quarter of 1998, the Company acquired another 199 shares of treasury stock in a transaction unrelated to the stock repurchase plan.

12. Securities Transaction
    ----------------------

 During the second quarter of 1998, the holding company (Heartland Bancshares, Inc.) sold a municipal security which had been classified as held-to-maturity for total proceeds of $124,909, resulting in a net loss of $91. As a result of this transaction, the other securities of that issue held by the holding company (which comprise all of the held-to-maturity securities held by the holding company) were transferred to the available-for-sale category. These securities are currently shown at estimated market value as required by SFAS No. 115. These securities had an amortized cost of approximately $250,000, with an unrealized gain of approximately $2,199 at transfer.

13.  Subsequent Events
     -----------------

 Subsequent to the end of the third quarter of 1998, the Bank conducted a review of interest rate adjustments made in the past relating to adjustable rate mortgages. Based upon this review, the Bank has determined that it is probable that rebates of excess interest income should be made to a portion of the Bank's adjustable rate loan customers. The Bank currently estimates the amount of these potential rebates at $148,300. This amount has been recorded as a liability on the September 30, 1998 consolidated statement of financial condition, and has been recorded as a charge to current period operations on the consolidated statements of income. The after-tax effect of this charge is approximately $87,000.

Item 2.   Management's Discussion and Analysis or Plan of
          Operations
          -----------------------------------------------

General
-------

 The following discussion reviews the consolidated financial condition of Heartland Bancshares, Inc. (the "Company"), Heartland National Bank (the "Bank"), and Herrin First Service Corporation, a wholly owned subsidiary of Heartland National Bank, as of September 30, 1998 and December 31, 1997, and the results of operations for the three months and nine months ended September 30, 1998 and 1997.

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

 A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At September 30, 1998 and December 31, 1997, the consolidated amounts of cash and cash equivalents totaled $9.7 million and $5.0 million, respectively.

 Liquidity management is both a daily and long-term function of business management. The Company has other sources of liquidity if there is a need for funds. The Company has a portfolio of investment securities and mortgage-backed and related securities with a consolidated aggregate market value of $2.0 million at September 30, 1998 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago ("FHLB"). At September 30, 1998, the Bank had no outstanding advances from the FHLB.

 At September 30, 1998, the Bank had $331,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

 The Bank is required to maintain certain levels of regulatory capital. At September 30, 1998, the Bank was in compliance with all regulatory capital requirements.

Financial Condition
-------------------

 Total assets decreased by $4.5 million, or 6.66%, from $67.5 million at December 31, 1997 to $63.0 million at September
 30, 1998.  The decrease
 was due primarily to decreases of $7.5 million in loans receivable and $3.2 million in investment and mortgage-backed securities. These decreases were partially offset by an increase of $5.9 million in cash and cash equivalents and certificates of deposit from December 31, 1997 to September 30, 1998.

 The Bank's loan portfolio decreased by $7.5 million, or 16.15%, from $46.3 million at December 31, 1997 to $38.8 million at September 30, 1998. The decrease in loan activity during the period is attributed to the level of repayments on existing loans exceeding new loan demand for the nine months ended September 30, 1998.

 The Bank's allowance for loan losses totaled $386,000 and $400,000 at September 30, 1998 and December 31, 1997,
 respectively. During the nine months ended September 30, 1998, net loan charge-offs amounted to $120,000. An additional provision of $106,000 was made during the period.

 The Company's consolidated investment securities portfolio totaled $5.6 million at September 30, 1998, a decrease of $1.7 million from $7.3 million at December 31, 1997. This decrease was due to maturities and sales of investment securities totaling $2.9 million exceeding purchases of such securities totaling $1.2 million for the nine months ended September 30, 1998. The Company's mortgage-backed and related securities portfolio totaled $5.5 million as of September 30, 1998, a decrease of $1.5 million from $7.0 million at December 31, 1997. This decrease was due to principal payments received on mortgage-backed and related securities of $1.7 million for the nine months ended September 30, 1998, partially offset by $228,000 of new purchases of such securities during the same period. During the nine months ended September 30, 1998, the institution's portfolio of investment securities and mortgage-backed and related securities classified as available for sale increased capital by $17,000 (net of taxes) as a result of an increase in the market value of such securities classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115.

 Total liabilities decreased by $3.6 million, or 6.56%, from $55.3 million at December 31, 1997 to $51.7 million at September 30, 1998. Total deposits decreased by $2.9 million, or 5.31%, from $54.0 million at December 31, 1997 to $51.2 million at September 30, 1998. The decrease in total liabilities is primarily attributable to that decrease in deposits, and to the $750,000 decrease in borrowings from the Federal Home Loan Bank during the nine months ended September 30, 1998. Management attributes the decrease in deposits to competition from other local banks to attract deposit business. The decrease has to date primarily affected the Bank's levels of one-year maturity certificates of deposit.

 Stockholders' equity decreased by $867,000 during the nine months ended September 30, 1998. This decrease is primarily due to the $684,000 repurchase of Company stock performed by the Company during the nine months ended September 30, 1998, along with dividends of $239,000 paid on Company stock and a
 net loss of $122,000 from operations.   These decreases were
 offset by amortization of ESOP and MRP expense of $161,000 and $17,000 in unrealized holding gains on securities (net of tax).

Results of Operations
---------------------

 Net Income. The Company incurred a net loss of $121,000 for the three months ended September 30, 1998, as compared to net income of $30,000 for the three months ended September 30, 1997. The decrease of $151,000, or 503.33%, reflects a decrease of $38,000, or 7.55%, in net interest income. Also contributing to the decrease in net income were an increase of $250,000, or 55.19%, in non-interest expense for the three months ended September 30, 1998, as compared with the same period in 1997. These changes were partially offset by an increase of $2,000, or 4.17%, in non-interest income, a decrease of $51,000 in the provision for loan losses, and by a decrease of $84,000 in income tax expense.

 The Company incurred a net loss of $122,000 for the nine months ended September 30, 1998, as compared to net income of $143,000 for the nine months ended September 30, 1997. The decrease of $265,000, or 185.31%, reflects a decrease of $71,000, or 4.63%, in net interest income, a

 $36,000 increase in the provision for loan losses, a decrease of $16,000, or 10.60%, in non-interest income, an increase of $289,000, or 20.34%, in non-interest expense, and a $147,000 decrease in the provision for income taxes.

 Net Interest Income. Net interest income decreased $38,000, or 7.55%, to $465,000 for the three months ended September 30, 1998, as compared to $503,000 for the three months ended September 30, 1997. This decrease was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 119.62% for the three months ended September 30, 1997 to 117.96% for the three months ended September 30, 1997, while the net interest margin decreased from 2.35% for the three months ended September 30, 1997 to 2.32% for the three months ended September 30, 1998. The decrease in the net interest margin was coupled with the fact that average interest-earning assets decreased more than average interest-bearing liabilities for the periods in question.

 Net interest income decreased $71,000, or 4.63%, totaling $1.5 million both for the nine months ended September 30, 1998 and the nine months ended September 30, 1997. This decrease was primarily due to the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 119.91% for the nine months ended September 30, 1997 to 118.89% for the nine months ended September 30, 1998. This decrease was partially offset by an increase in the net interest margin from 2.38% for the nine months ended September 30, 1997 to 2.39% for the nine months ended September 30, 1998. The small increase in the net interest margin was more than offset by the fact that average interest-earning assets again decreased more than average interest-bearing liabilities for the periods in question.

 Interest Income. Total interest income decreased by $58,000, or 4.97%, to $1.1 million for the three months ended September 30, 1998 as compared to $1.2 million for the three months ended September 30, 1997. The decrease in interest income is primarily the result of a decrease of $3.5 million, or 5.52%, in average interest-earning assets from $63.7 million for the three months ended September 30, 1997 to $60.2 million for the three months ended September 30, 1998. This decrease was primarily due to a decrease of $5.7 million in the average balance of loans receivable during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in loans reflects a decline in the new loans being originated by the Bank compared with the level of repayments on existing loans. The decrease in the average balance of loans receivable was partially offset by an increase of $2.2 million in the average balance of the securities and short-term investment portfolios during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, resulting from new investments exceeding maturities and repayments on such assets in this area. The decrease in average interest-earning assets was partially offset by an increase of 3 basis points in the average yield on interest-earning assets for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

 Total interest income decreased by $122,000, or 3.47%, totaling $3.4 million for the nine months ended September 30, 1998 as compared to $3.5 million for the nine months ended September 30, 1997. Average interest-earning assets decreased by $2.5 million, or 3.89%, from $63.9 million for the nine months ended September 30, 1997 to $61.4 million for the nine months ended September 30, 1998. The decrease in average interest-earning assets was primarily caused by decreases of $1.6 million in the average balance of loans receivable and $916,000 in the average balance of the securities and short-term investment portfolios during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in average interest-earning assets was partially offset by an increase of 3 basis points in the average yield on interest-earning assets for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

 Interest Expense. Interest expense decreased by $20,000, or 3.01%, to $644,000 for the three months ended September 30, 1998 as compared to $664,000 for the three months ended September 30, 1997. This decrease was primarily due to a decrease of $2.2 million in the average balance of interest-bearing liabilities from $53.2 million for the three months ended September 30, 1997 to $51.0 million for the three months ended September 30, 1998. This decrease is primarily attributed to a $1.8 million decrease in the average balance of borrowings from the Federal Home Loan Bank, with no such borrowings outstanding as of September 30, 1998. The average balance of deposit liabilities also decreased by $481,000 during the same periods. The decrease in interest expense also reflected a 6 basis point increase in the average cost of interest-bearing liabilities, from 4.99% for the three months ended September 30, 1997 to 5.05% for the three months ended September 30, 1998.

 Interest expense decreased by $51,000, or 2.58%, to $1.9 million for the nine months ended September 30, 1998 as compared to $2.0 million for the nine months ended September 30, 1997. Average interest-bearing liabilities decreased by $1.6 million, or 3.06%, from $53.3 million for the nine months ended September 30, 1997 to $51.7 million for the nine months ended September 30, 1998. This decrease in the level of average interest-bearing liabilities was again primarily attributed to the decrease in the average balance of borrowings from the Federal Home Loan Bank, such decrease totaling $1.4 million. The decrease in average interest-bearing liabilities was slightly offset by a 2 basis point increase in the average cost of interest-bearing liabilities, from 4.95% for the nine months ended September 30, 1997 to 4.97% for the nine months ended September 30, 1998.

 Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. A $9,000 provision for loan losses was made during the three months ended September 30, 1998, while a provision of $60,000 was made during the three months ended September 30, 1997. A $106,000 provision for loan losses was made for the nine months ended September 30, 1998, as compared with a provision of $70,000 for the nine months ended September 30, 1997. The increase in the provision was deemed necessary due to charge-offs of $23,000 during the third quarter of 1998, and $120,000 during the first nine months of 1998. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

 Non-Interest Income. Non-interest income increased $2,000, or 4.17%, from $48,000 for the three months ended September 30, 1997 to $50,000 for the three months ended September 30, 1998. The largest components of non-interest income for the three month periods ended September 30, 1998 and 1997 included $9,000 and $13,000, respectively, in loan and other service fees and $40,000 and $28,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $1,000 of realized gains on the sale of investment securities and real estate owned during the three months ended September 30, 1998, as compared to $7,000 of corresponding gains during the three months ended September 30, 1997.

 Non-interest income decreased $16,000, or 10.60%, from $151,000 for the nine months ended September 30, 1997 to $135,000 for the nine months ended September 30, 1998. The largest components of non-interest income for the nine month periods ended September 30, 1998 and 1997 included $31,000 and $38,000, respectively, in loan and other service fees and $95,000 and $90,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $9,000 of realized gains on the sale of real estate owned during the nine months ended September 30, 1998, as compared with $23,000 of realized gains on the sale of investments and real estate owned during the nine months ended

 September 30, 1997.

 Non-Interest Expense.  Non-interest expense increased
 $250,000, or 55.19%, from $453,000 for the three months ended September 30, 1997 to $703,000 for the three months ended September 30, 1998. The components of this increase included increases of $6,000 in compensation and employee benefits expense, $112,000 in legal and professional services, the $148,000 adjustment for mortgage loan rebates discussed in Note 13 to the financial statements, and net decreases of $16,000 in various other expense items. The increase in legal and professional services was attributed to fees connected with ongoing litigation, as well as payments for consulting and other professional services.

 On May 7, 1998, Barrett Rochman, a stockholder of the
 Company, filed suit against the Company and each of the directors individually seeking an injunction requiring the Company to install him and David Burns as directors of the Company and prohibiting the Company from installing Directors Hileman and Stevens as directors. This matter was settled in November 1998, and Mr. Rochman and Mr. Burns, as well as James Cripps were appointed to the Board of Directors, which was increased in size from six to nine directors. The Company also agreed to pay $60,000 in Mr. Rochman's expenses as part of the settlement. Final judicial approval of the settlement is pending. The Company and each director individually are also party to litigation involving three former employees of the Bank, one of whom alleges that she was terminated in retaliation for her voting of shares in opposition to management and certain other matters, while the other two employees filed suit claiming that they were "constructively discharged" and entitled to certain payments due under their employment agreements. The Company and the Bank believe the claims of these former employees are without merit. Such litigation is ongoing and, as such, the Company anticipates that it will continue to incur legal expenses related to such litigation in future periods.

 Non-interest expense increased $289,000, or 20.34%, from $1.4 million for the nine months ended September 30, 1997 to $1.7 million for the nine months ended September 30, 1998. This increase included increases of $37,000 in compensation and employee benefits expense, $136,000 in legal and professional services, the $148,000 adjustment for mortgage loan rebates mentioned above, and net decreases of $32,000 in various other expense items. The increase in compensation and employee benefits expense was attributed to increases in employee wages, while the increase in legal and professional services is attributable to the same factors described in the previous paragraph relating to the operating results for the three month periods ended September 30, 1998 and 1997, as well as expenses incurred earlier in 1998 resulting from proxy contests involving the Company.

 Income Tax Expense. Income tax expense was $(76,000) for the three months ended September 30, 1998 as compared with $8,000 for the three months ended September 30, 1997. The $84,000 decrease is primarily due to the decrease in income before income taxes from $38,000 for the three months ended September 30, 1997 to $(197,000) for the three months ended September 30, 1998. The negative tax expense (or tax benefit) of $76,000 for the three months ended September 30, 1998 also reflects the effect of items such as tax-exempt interest income upon the Company's income tax computation.

 Income tax expense was $(97,000) for the nine months ended September 30, 1998 as compared with $50,000 for the nine months ended September 30, 1997. The $147,000 decrease is primarily due to the decrease in income before income taxes from $193,000 for the nine months ended September 30, 1997 to $(219,000) for the nine months ended September 30, 1998. Again, the negative tax expense (or tax benefit) of $97,000 for the nine months ended September 30, 1998 also reflects the effect of items such as tax-exempt interest income upon the Company's income tax computation.

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

[ADD INFORMATION AS NECESSARY REGARDING REGULATORY DEVELOPMENTS,
MANAGEMENT PLANS, ETC.]

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



                              HEARTLAND BANCSHARES, INC.


Date:  December __, 1998        By: /s/ Roger O. Hileman
                                    ------------------------
                                  Roger O. Hileman
                                  (Principal Executive,
                                   Accounting and Financial
                                   Officer)