Form 10QSB/A
period 1998-09-30
HEARTLAND BANCSHARES INC
filed 1999-01-06
CIK 1007002

                          FORM 10-QSB/A
                  Amendment No.  1 to Form 10-QSB

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


     As of November 14, 1998, there were 832,833 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


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



                              HEARTLAND BANCSHARES, INC.


Date:  January 6, 1999        By: /s/ Roger O. Hileman
                                  ------------------------
                                  Roger O. Hileman
                                  (Principal Executive,
                                   Accounting and Financial
                                   Officer)