Form 10KSB40
period 1998-12-31
HEARTLAND BANCSHARES INC
filed 1999-03-30
CIK 1007002

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission file number 0-28442

                           HEARTLAND BANCSHARES, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Illinois                                 37-1356594
---------------------------------------    ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

318 South Park Avenue, Herrin, Illinois                 62948-3604
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (618) 942-7373
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:
                                        Common Stock, par value $0.01 per share
                                        ---------------------------------------
                                                       (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X  .   No        .
    -----      --------

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        For the fiscal year ended December 31, 1998, revenues totaled:
$4,634,000.

        As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately
$8,826,536. For purposes of this calculation, it is assumed that directors, officers, the Registrant's Employee Stock Ownership Plan and the Company's Management Recognition Plan are affiliates. On such date, 876,875 shares of the Registrant's Common Stock were issued and outstanding.

            DOCUMENTS INCORPORATED BY REFERENCE
                            None

Transitional Small Business Disclosure Format.  Yes          No   X
                                                    ------      ------


                         HEARTLAND BANCSHARES


                             FORM 10-KSB


                          TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
     Item 1 -  Description of Business                                      1
     Item 2 -  Description of Properties                                   23
     Item 3 -  Legal Proceedings                                           23
     Item 4 -  Submission of Matters to Vote of Security Holders           23
     Item 4A - Executive Officers of the Registrant                        23
PART II
     Item 5 -  Market for Registrant's Common Equity and Related
               Stockholders Matters                                        24
     Item 6 -  Management's Discussion and Analysis or Plan of Operation   24
     Item 7 -  Financial Statements                                        38
     Item 8 -  Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure                         83
PART III
     Item 9 -  Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange
               Act                                                         83
     Item 10 - Executive Compensation                                      85
     Item 11 - Security Ownership of Certain Beneficial Owners and
               Management                                                  88
     Item 12 - Certain Relationships and Related Transactions              89
     Item 13 - Exhibits and Reports on Form 8-K                            90


                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

        This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Heartland Bancshares, Inc. (the "Company") and its subsidiaries. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect the Company's future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated.

        The Company. The Company was incorporated under the laws of the State of Illinois in January 1996 at the direction of the Board of Directors of First Federal Savings and Loan Association of Herrin (the "Association") for the purpose of serving first as a savings institution holding company for the Association upon its conversion from mutual to stock form (the "Stock Conversion"), and then as a bank holding company upon the subsequent conversion of the Association to a national banking association (the "Bank Conversion" and together with the Stock Conversion, the "Conversion") known as Heartland National Bank (the "Bank"). On June 28, 1996, the Conversion was consummated and the Company completed its initial public offering of the Company's Common Stock, $0.01 par value per share (the "Common Stock"). A total of 876,875 shares of Common Stock were sold at $10.00 per share. Net proceeds from the offering, after deducting expenses and the funds necessary to fund the Company's employee stock option plan ("ESOP"), amounted to approximately $7.4 million. Unless otherwise stated herein, references to the Bank refer to the Bank and its predecessor, the Association. The Company is registered with and subject to the regulation and supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA").

        The Company's principal business is overseeing the business of the Bank and investing the portion of the net proceeds from its initial public offering retained by it. The Company has no significant assets other than its investment in the Bank, a loan to the ESOP and certain cash and cash equivalents and investment securities. Accordingly, the information set forth herein relates primarily to the Bank. At December 31, 1998, the Company had consolidated total assets of $63.3 million, total loans of $36.4 million, total investment and mortgage-backed securities of $11.3 million, total deposits of $51.4 million and total shareholders' equity of $11.3 million.

        The Company's executive offices are located at 318 South Park Avenue, Herrin, Illinois 62948-3604, and its main telephone number is
(618) 942-7373.

        The Bank. The Bank is a national banking association operating through offices in Herrin and Carterville, Illinois, serving Williamson, Franklin and Jackson Counties in southeastern Illinois. The principal business of the Bank historically has consisted of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on single-family residences in its market area. At December 31, 1998, one- to four-family residential mortgage loans comprised 77.00% of the Bank's total loan portfolio. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed and related securities and investment securities and noninterest income. Funds for these activities are provided principally by operating revenues, deposits and repayments of outstanding loans and mortgage-backed and related securities.

        The Bank maintains offices in Herrin and Carterville, Illinois, both located in Williamson County. There are 3,000 residences in Herrin and approximately 23,000 occupied housing units in Williamson county. The median housing price in Herrin is $43,000.00. The Bank also serves Jackson and Franklin counties, which have similar characteristics.

        As a bank holding company, the Company is registered with, and subject to regulation and examination by, the Federal Reserve. The Bank is subject to comprehensive examination, supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). Because the Bank was formerly chartered as a savings association, the Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to the applicable limits for each depositor.

CHANGES IN CONTROL

        On December 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among Banterra Corp. ("Banterra"), Banterra Acquisitionco, Inc. ("Acquisitionco") and the Company, pursuant to which the Company will be acquired by Banterra by means of the merger of Acquisitionco, a wholly owned subsidiary of Banterra, with and into the Company, with the Company as the surviving corporation. Consummation of the transactions contemplated by the Agreement is subject to a number of conditions, including approval of the Agreement by the shareholders of the Company and receipt of all requisite regulatory approvals.

LENDING ACTIVITIES

        General. The Bank's gross loan portfolio totaled $37.0 million at December 31, 1998, representing 58.40% of the Company's total assets at that date. It is the Bank's policy to concentrate its lending within the counties of Williamson, Jackson and Franklin located in southeastern Illinois. At December 31, 1998, $28.5 million, or 77.00%, of the Bank's total loan portfolio, consisted of one- to four-family, residential mortgage loans. At December 31, 1998, other loans secured by real estate included multi-family residential real estate loans, which amounted to $1.0 million, or 2.78%, of the Bank's total loan portfolio, church loans, which amounted to $1.7 million, or 4.52%, of the Bank's total loan portfolio, commercial real estate loans which amounted to $3.2 million, or 8.57%, of the Bank's gross loan portfolio and construction loans which amounted to $653,000, or 1.77%, of the Bank's gross loan portfolio.

        The Bank also is active in the origination of consumer loans, which primarily consist of loans secured by savings deposits, home improvement loans, automobile loans and personal loans. Consumer loans amounted to $2.0 million, or 5.36%, of the Bank's total loan portfolio at December 31, 1998.

        Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1998, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                        AT DECEMBER 31,
                                                      ---------------------------------------------------
                                                              1998                          1997
                                                      ---------------------         ---------------------
                                                      AMOUNT            %           AMOUNT            %
                                                      ------            -           ------            -
                                                                     (DOLLARS IN THOUSANDS)
Type of Loan:
------------
Real estate loans:
     One- to four-family residential                 $28,475          77.00%       $37,546          79.62%
     Multi-family residential                          1,028           2.78          1,433           3.04
     Construction                                        653           1.77            381           0.81
     Church                                            1,671           4.52          1,735           3.68
     Commercial                                        3,171           8.57          3,140           6.66
                                                     -------         ------        -------         ------
       Total real estate loans                       $34,998          94.64        $44,235          93.81
                                                     -------         ------        -------         ------

Consumer loans:
     Automobiles                                         466           1.26            508           1.08
     Savings account                                     384           1.04            477           1.01
     Home improvement                                    848           2.29            779           1.65
     Other                                               284            .77          1,157           2.45
                                                     -------         ------        -------         ------
       Total consumer loans                            1,982           5.36          2,921           6.19
                                                     -------         ------        -------         ------

       Total gross loans                             $36,980         100.00%        47,156         100.00%
                                                     -------         ======        -------         ======

Less:
     Loans in process                                    182                           375
     Deferred service charge                              44                            74
     Allowance for loan losses                           372                           400
                                                     -------                       -------
       Total                                         $36,382                       $46,307
                                                     =======                       =======


Loan Maturity Schedule

    The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.


                                - 3March 27, 1999

                                                                   DUE AFTER
                                                  DUE DURING THE   1 THROUGH      DUE AFTER
                                                   YEAR ENDING   5 YEARS AFTER  5 YEARS AFTER
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1999           1998           1998          TOTAL
                                                  -------------- -------------  -------------     -------
                                                                        (IN THOUSANDS)
One- to four-family residential                       $6,437         $7,459        $14,579        $28,475
Multi-family residential                                 188             --            840          1,028
Construction                                             653             --             --            653
Church                                                   249            505            917          1,671
Commercial                                               163          1,056           2033          3,252
Consumer                                                 638            898            365          1,901
                                                      ------         ------        -------        -------
     Total                                            $8,328         $9,918        $18,734        $36,980
                                                      ======         ======        =======        =======


    The table below sets forth at December 31, 1998, the dollar amount of all loans due one year or more after December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                                  PREDETERMINED                   FLOATING OR
                                                       RATE                     ADJUSTABLE RATES
                                                  -------------                 ----------------
                                                                (IN THOUSANDS)
One- to four-family residential                      $15,598                        $6,440
Multi-family residential                                 840                            --
Construction                                              --                            --
Church                                                 1,347                            75
Commercial                                             2,309                           780
Consumer                                               1,263                            --
                                                     -------                        ------
    Total                                            $21,357                        $7,295
                                                     =======                        ======

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

     The following table sets forth certain information with respect to the Bank's loan originations for the periods indicated. There were nine fixed rate mortgage loans totaling $510,000 that were originated into the secondary market during 1998.


                                                          YEAR ENDED DECEMBER 31,
                                                       ----------------------------
                                                       1998                    1997
                                                       ----                    ----
                                                              (IN THOUSANDS)
Loans originated:
Real estate loans:
   One- to four-family residential                    $2,773                 $ 9,253
   Multi-family residential                               --                     420
   Construction                                          629                   1,539
   Church                                                 --                     795
   Commercial                                            445                   1,705
Consumer loans                                         1,874                   2,823
                                                      ------                 -------

      Total loans originated                          $5,721                 $16,535
                                                      ======                 =======


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

     Currently, applications for fixed-rate, single-family real estate loans are underwritten and documented in accordance with the standards of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). Prior to October 1994, however, the Bank did not use FHLMC and FNMA documents to close its loans. It is the Bank's policy to record a lien on the real estate securing the loan and to obtain title insurance or a lawyer's opinion of title which insures that the property is free of prior encumbrances. Borrowers also must obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. Earthquake insurance also is required on all real estate loans except land loans. Mine subsidence insurance also is required when the property securing the loan is located in an area that has been determined to be undermined.

     Federal regulations require that all appraisals performed in connection with federally related transactions must be performed by state-certified or state-licensed appraisers. Federally related transactions are defined to include real estate-related financial transactions which the OCC regulates, and would include mortgages made by the Bank. Appraisals by state-certified appraisers will be required for all such transactions having a value of $1.0 million or more. The OCC is authorized to determine other circumstances in which appraisals must be performed by state-certified appraisers. The OCC has adopted regulations requiring that all real estate-related financial transactions engaged in by national banking associations having a transaction value of $250,000 or more, other than those involving appraisals of one- to four-family residential properties, require an appraisal performed by a state-certified appraiser. One- to four-family residential property financing may require an appraisal by a state-certified appraiser if the amount involved exceeds $1.0 million or the financing involves a "complex" one- to four-family property appraisal. Exceptions are made for financings in which the transaction value is $250,000 or less or when the lien is not necessary security. Illinois currently has a certification program in effect. It is the policy of the Bank that appraisals be obtained in connection with all loans for the purchase of real estate or to refinance real estate loans where the existing mortgage is held by a party other than the Bank.

     The Bank is permitted to lend up to 95% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is 80% or greater of the appraised value of the property. The Bank will make a single-family residential mortgage loan with a loan-to-value ratio of up to 95% and to require private mortgage insurance for loan amounts in excess of 80%. The maximum loan-to-value ratio permitted on land loans is 50%. The Bank generally limits the loan-to-value ratio on commercial and multi-family real estate mortgage loans to 70%.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a national banking association to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. The Bank's loans to one borrower were limited to $1.5 million at December 31, 1998. At December 31, 1998, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 1998, the Bank's largest loan was a $567,000 loan to a local law firm and the Bank's next four largest loans ranged from $410,000 to $522,000. All five loans were current and continued to perform in accordance with their terms at December 31, 1998.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies and government budgetary matters.

     One- to Four-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of one- to four-family, residential real estate loans in its primary market area. At December 31, 1998, one- to four-family, residential mortgage loans, totaled $28.5 million, or 77.00%, of the Bank's total loan portfolio.

     The Bank originates both fixed rate and adjustable rate mortgage loans. The Bank offers fixed rate mortgage loans with terms of up to 20 years. All fixed rate mortgage loans are sold in the secondary market. The Bank originates one and three-year adjustable rate loans with terms of up to 30 years. Since October 1994, the adjustable rate loans originated by the Bank are indexed to the one or three-year Treasury Bill rate, adjusted for constant maturity. Approximately $10.8 million of the Bank's adjustable rate loans at December 31, 1998 were tied to this index. Rate adjustments on one-year adjustable rate loans are limited to a maximum of two percentage points per adjustment and six percentage points over the life of the loan. Rate adjustments on three-year adjustable rate loans are limited to a maximum of three percentage points per adjustment and six percentage points over the life of the loan.

     Adjustable rate loans originated prior to October 1994 were indexed to the FHLB Average Interest Rate Paid on Previously Occupied Homes. Changes in this index generally lag changes in other indices. Interest rates on such loans are not adjusted based upon an increment over such rate but adjust based upon the changes in such rate, subject to floors and ceilings on the rate. As of December 31, 1998, approximately $2.9 million of the Bank's adjustable rate loans had been originated in accordance with these terms.

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

     Multi-Family and Commercial Real Estate Lending. The Bank's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. The Bank's commercial real estate loan portfolio consists primarily of loans to finance the acquisition of small retail establishments and distribution centers. Such loans generally range in size from $3,000 to $567,000. At December 31, 1998, the Bank had $1.0 million of multi-family residential loans and $3.2 million of commercial real estate loans, which amounted to 2.78% and 8.57%, respectively, of the Bank's total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 70% of the lesser of the appraised value or the purchase price of the property. Generally, such loans are made for ten-year terms and may provide for a balloon payment at the end of such term. The maximum term for these types of loans is 20 years. Because of the inherently greater risk involved in this type of lending, the Bank generally limits its multi-family and commercial real estate lending to borrowers within its market area with which it has had prior experience.

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

     Church Lending. The Bank's loan portfolio includes a number of real estate loans made to finance the construction or acquisition of church properties located in the Bank's market area. At December 31, 1998, the Bank had eight church loans aggregating approximately $1.7 million, the largest of which had a balance outstanding of $522,000. Such loans are generally originated on a fixed rate basis at a rate approximately 0.5% higher than the fixed rate charged on one- to four-family residential real estate loans. The maximum term on church loans is generally 15 years.

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

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At December 31, 1998, construction loans amounted to $653,000, or 1.77%, of the Bank's loan portfolio.

     Consumer Lending. The consumer loans originated by the Bank include loans secured by savings deposits, home improvement loans, automobile loans, home equity loans, unsecured loans and personal loans.
 At December 31, 1998, consumer loans totaled $2.0 million, or 5.36%, of the Bank's total loan portfolio.

     Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 90% of the dealer's invoice plus destination and local charges, or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association. New cars are financed for a period of up to five years, while used cars are financed for up to four and one-half years depending on the age of the vehicle. Collision insurance is required for all automobile loans. At December 31, 1998, automobile loans totaled $466,000, or 1.26%, of the Bank's total loan portfolio.

     Home improvement loans generally are made on the security of residences on which the Bank holds the first mortgage. The maximum size of home improvement loans is 85% of the "as completed" appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years. The Bank also participates in the Federal Housing Authority ("FHA") Title I Home Improvement loan program. Such loans must be to finance only certain types of improvements up to a maximum loan size of $7,500. The FHA guarantees 90% of the principal amount of each such loan. Home improvement loans generally are made on a fixed-rate basis. At December 31, 1998, home improvement loans amounted to $848,000, or 2.29%, of the Bank's total loan portfolio.

     The Bank makes deposit account loans for up to 90% of the depositor's deposit account balance. The interest rate is normally 2% above the rate paid on the deposit account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 1998, loans on deposit accounts totaled $384,000, or 1.04%, of the Bank's total loan portfolio.

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

     Loan Fees and Servicing. In addition to interest earned on loans, the Bank receives fees in connection with late payments and for miscellaneous services related to its loans. During 1998, the Bank began charging a $250 loan origination fee on all loans. The Bank generally does not service loans for others and has earned minimal income from this activity.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. There were no restructured loans within the meaning of Statement of Financial
Accounting Standard No. 15.

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                     1998           1997
                                                     ----           ----
                                                   (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis:<F1>
Real estate loans:
    One- to four-family residential                  $478           $534
    Multi-family residential                           --             --
    Church                                             --             --
    Commercial                                         --             --
Commercial                                             --             --
Consumer                                               --             85
                                                     ----           ----
    Total                                            $478           $619
                                                     ====           ====

Accruing loans which are contractually
    past due 90 days or more:
    Real estate:
      Residential                                     $--            $--
      Commercial                                       --             --
    Consumer                                           15             --
                                                     ----           ----
      Total                                            15             --
                                                     ----           ----
         Total nonperforming loans                   $493           $619
                                                     ====           ====

Percentage of total loans                            1.36%          1.34%
Other nonperforming assets<F2>                       $293           $239


________________

<F1> Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

<F2> Other nonperforming assets represents property acquired by the
     Bank through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.


     At December 31, 1998, nonaccrual loans amounted to $478,000 as compared to $619,000 at December 31, 1997. The residential nonaccrual loans consisted of 12 single-family home loans with outstanding balances at December 31, 1998 ranging from $10,000 to $58,000. Consumer nonaccrual loans at December 31, 1998 were $0 as compared to $85,000 at December 31, 1997. The decrease in total nonaccrual loans was due to increased collection efforts.

     During the year ended December 31, 1998, gross interest income of $13,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. There were no restructured loans during the periods.

     At December 31, 1998, there were no loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     Real estate acquired through foreclosure is initially recorded at the lower of cost (net loan receivable balance at date of foreclosure) or fair value less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At December 31, 1998, the Bank had $293,000 in estate owned, consisting of five single-family residences and one parcel of property consisting of various lots in a subdivision in Murphysboro, Illinois.

     Federal regulations require national banking associations to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a national bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a national bank to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, a national bank must either establish a specific allowance for loss in the amount of the portion of the asset classified as loss, or charge off such amount. Federal examiners may disagree with a bank's classifications. If a bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Manager of the OCC. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1998, the Bank had $1,200,000 in classified assets, which consisted of $1,200,000 in assets classified as substandard and no assets classified as loss.

     Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. During the year ended December 31, 1998, the Bank made a $106,000 provision to the allowance for loan losses on the basis of management's assessment of the level of risk in the loan portfolio. Among other factors, management believed that this amount was warranted because of charges made against the reserve during 1998 as well as the risks posed by the Bank's overall loan portfolio.

     Management will continue to monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Assets reviewed include nonaccrual loans, accruing loans 90 days or more delinquent, loans modified in troubled debt restructurings and real estate owned, as well as any additional classified loans or loans not failing within any of the above categories but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with loan repayment terms and may result in disclosure of the loans as nonaccrual, 90 days past due or restructured. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession or at the date the Bank determines a property is an "in-substance foreclosed" property, the Bank would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     OCC policy requires maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of the following: (i) up to 60% of the portfolio that is classified doubtful; (ii) up to 25% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. There were $141,000 of loans charged off during 1998.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1998           1997
                                                           ----           ----
                                                         (DOLLARS IN THOUSANDS)
          Balance at beginning of period                   $400           $300
          Charge-offs                                      (141)           (60)
          Recoveries                                          7              4
          Provision for loan losses                         106            156
                                                           ----           ----
          Balance at end of period                         $372           $400
                                                           ====           ====
          Ratio of net charge-offs to average
            loans outstanding during the period            0.32%          0.12%

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                              AT DECEMBER 31,
                                           ----------------------------------------------------
                                                   1998                          1997
                                           ----------------------        ----------------------
                                                       PERCENT OF                    PERCENT OF
                                                       LOANS IN                      LOANS IN
                                                      CATEGORY TO                   CATEGORY TO
                                           AMOUNT     TOTAL LOANS        AMOUNT     TOTAL LOANS
                                           ------     -----------        ------     -----------
                                                          (DOLLARS IN THOUSANDS)
Real estate - mortgage:
One- to four-family residential             $286          77.00%          $318          79.62%
Multi-family residential                      10           2.78             12           3.04
Construction                                   7           1.77              3           0.81
Church                                        17           4.52             15           3.68
Commercial                                    32           8.57             27           6.66
Consumer                                      20           5.36             25           6.19
                                            ----         ------           ----         ------
Total allowance for loan losses             $372         100.00%          $400         100.00%
                                            ====         ======           ====         ======


INVESTMENT ACTIVITIES

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Chicago, mortgage-backed and related securities, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. It also may invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB and Federal Reserve stock and a minimum amount of liquid assets which may be invested in cash and specified securities.

     The investment policy of the Company and the Bank currently allows for investment in various types of mortgage-backed and related securities, liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Chicago, certificates of deposit or bankers' acceptances at other federally insured depository institutions subject to certain limitations, and obligations of states and political subdivisions. Generally, the objectives of the Bank's investment policy are to (i) maximize returns, (ii) provide and maintain liquidity within the guidelines of OCC regulations, (iii) maintain a balance of high-quality, diversified investments to minimize risk, (iv) provide collateral for pledging requirements, (v) serve as a counter-cyclical balance to the loan portfolio, (vi) manage interest rate risk, and (vii) insure compliance with all regulatory requirements. In accordance with the investment policy, at December 31, 1998, the Company and the Bank had investments in U.S. Government and agency notes, obligations of state and political subdivisions, interest-earning deposits and certificates of deposit and FHLB of Chicago stock and Federal Reserve stock.

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

     The following table sets forth the carrying value of the Company's investments on a consolidated basis at the dates indicated.

                                                     AT DECEMBER 31,
                                                 ----------------------
                                                 1998              1997
                                                 ----              ----
                                                     (IN THOUSANDS)
   Securities available for sale:<F1>
      U.S. Government and agency and
        municipal securities                   $ 1,145           $ 1,714
      Collateral mortgage obligations               --                --
      Mortgage-backed securities                   661             1,249

   Securities held to maturity:
      U.S. government and agency and
        municipal securities                     5,287             5,627
      Mortgage-backed securities                 4,251             5,737
                                               -------           -------
        Total investment securities             11,344            14,327

   Cash and cash equivalents                    10,220             3,319
   Certificates of deposit                       1,379                95
   FHLB and FRB stock                              539               577
                                               -------           -------
        Total investments                      $23,482           $18,318
                                               =======           =======

_________________

<F1> The carrying value of securities available for sale is the market value.


   The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment and mortgage-backed securities portfolio at December 31, 1998.


                       ONE YEAR OR LESS    ONE TO FIVE YEARS  FIVE TO TEN YEARS  MORE THAN TEN YEARS  TOTAL INVESTMENT PORTFOLIO
                       ----------------    -----------------  -----------------  -------------------  --------------------------
                       CARRYING AVERAGE    CARRYING AVERAGE    CARRYING AVERAGE    CARRYING AVERAGE    CARRYING  MARKET AVERAGE
                         VALUE   YIELD       VALUE   YIELD       VALUE   YIELD       VALUE   YIELD      VALUE    VALUE   YIELD
                       ---------------------------------------------------------------------------------------------------------
Securities available
 for sale:                                                     (DOLLARS IN THOUSANDS)
                                                                         <C.
  U.S. government,
   agency and
   municipal securities $  252   6.34%      $  893   6.14%       $ --      --%      $   --     --%     $ 1,145  $ 1,145  6.18%
  Mortgage-backed
   securities              532   6.87          129   6.91          --      --           --     --          661      661  6.88

Securities held
 to maturity:
  U.S. government,
   agency and
   municipal securities  3,704   5.45        1,358   6.17         225    5.38           --     --        5,287    5,320  5.63
  Mortgage-backed
   securities               --     --        2,649   6.01         548    6.94        1,054   7.45        4,251    4,285  6.49
                        ------              ------               ----               ------             -------  -------

Total                   $4,488   5.67%      $5,029   6.10%       $773    6.48%      $1,054   7.45%     $11,344  $11,411  6.08%
                        ======              ======               ====               ======             =======  =======


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

     Savings deposits in the Company on a consolidated basis at December 31, 1998 were represented by the various types of savings programs described below.


    INTEREST   MINIMUM                                     MINIMUM        BALANCES    PERCENTAGE OF
      RATE      TERM               CATEGORY                 AMOUNT      IN THOUSANDS  TOTAL SAVINGS
    --------   -------             --------                -------      ------------  -------------
      N/A%    None        Non-interest bearing accounts        N/A         $ 1,042          2.03%
   3.84-4.23  None        Passbook accounts                $ 10.00           7,222         14.04
   2.83-3.33  None        NOW accounts                       50.00           7,669         14.92
     4.08     12 Month    Christmas Club                      5.00              10           .02

                          Certificates of Deposit
                          -----------------------
   4.30-4.32  91 days     Fixed-term, fixed-rate             2,500             441           .86
   4.74-4.82  6 month     Fixed-term, fixed-rate             2,500           3,708          7.21
   5.30-5.37  12 month    Fixed-term, fixed-rate               500           7,413         14.42
   5.73-5.77  18 month    Fixed-term, fixed-rate               500           5,822         11.32
   5.86-5.91  30 month    Fixed-term, fixed-rate               500           6,364         12.38
   5.60-5.98  3 year      Fixed-term, fixed-rate               500             863          1.68
   5.95-6.05  4 year      Fixed-term, fixed-rate               500             402           .78
   5.43-5.79  5 year      Fixed-term, fixed-rate               500             614          1.19
   6.04-6.26  6 year      Fixed-term, fixed-rate               500           1,095          2.13
   6.49-6.85  8 year      Fixed-term, fixed-rate               500           1,393          2.71
   5.80-5.93  IRAs        Fixed-term, fixed-rate               100           3,292          6.40
   4.29-5.97  Variable    Fixed-term, fixed-rate           100,000           4,007          7.79
     5.98     3 year<F1>  Fixed-term, adjustable-rate        5,000              60           .12
                                                                           -------        -------
                                                                           $51,417        100.00%
                                                                           =======        ======
_________________
<F1>   Customer has option at any time during term of certificate to request a one-time increase to the then-prevailing 3 year certificate of deposit rate.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                                         INCREASE
                                           BALANCE AT                (DECREASE) FROM    BALANCE AT
                                          DECEMBER 31,       % OF      DECEMBER 31,    DECEMBER 31,       % OF
                                              1998         DEPOSITS        1997            1997         DEPOSITS
                                          ------------     --------  ---------------   ------------     --------
                                                                    (DOLLARS IN THOUSANDS)

Non-interest bearing accounts               $ 1,042           2.03%      $   375         $   667           1.23%
Passbook and regular savings                  7,222          14.04           167           7,055          13.06
NOW                                           7,669          14.91        (1,199)          8,868          16.42
Christmas club                                   10            .02             2               8           0.01
Certificates of deposit                      32,077          62.39        (1,899)         33,976          62.90
IRA                                           3,397           6.61           (51)          3,448           6.38
                                            -------         ------       -------         -------         ------

   Total                                    $51,417         100.00%      $(2,605)        $54,022         100.00%
                                            =======         ======       =======         =======         ======


     The following table sets forth the average month-end balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated.

                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                                     1998                          1997
                                            -----------------------       -----------------------
                                            AVERAGE         AVERAGE       AVERAGE         AVERAGE
                                            BALANCE           RATE        BALANCE           RATE
                                            -------         -------       -------         -------
                                                           (DOLLARS IN THOUSANDS)
Savings deposits                            $ 7,105           3.92%       $ 6,934           3.96%
Interest-bearing demand deposits              8,062           2.86          9,059           2.83
Certificates of deposits                     36,135           5.69         36,295           5.68
                                            -------                       -------
   Total                                    $51,302                       $52,288
                                            =======                       =======

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998 and at such date represented 7.79% of total deposits and had a weighted average rate of 5.90%. The Bank's certificates of deposit in excess of $100,000 primarily consist of deposits from individual retail customers. To the extent the Bank is unable to replace maturing deposits, it may sell investment securities classified as available for sale.

                                                         CERTIFICATES
MATURITY PERIOD                                           OF DEPOSITS
---------------                                          ------------
                                                        (IN THOUSANDS)
Three months or less                                        $  755
Over three months through six months                           868
Over six months through 12 months                              486
Over 12 month                                                1,898
                                                            ------
Total                                                       $4,007
                                                            ======

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Chicago and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. There were no FHLB advances outstanding at December 31, 1998.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated.

                                                                  AT DECEMBER 31,
                                                                ------------------
                                                                1998          1997
                                                                ----          ----
                                                              (DOLLARS IN THOUSANDS)
    Amounts outstanding at end of period:
      FHLB advances                                            $  --         $  750

    Rate paid on:
      FHLB advances                                               --%          5.86%

    Maximum amount of borrowings outstanding
      at end of any month end:
      FHLB advances                                            $ 750         $1,750

    Approximate average short-term borrowings
      outstanding with respect to:
      FHLB advances                                               45          1,375

    Approximate weighted average rate paid on:
      FHLB advances                                             5.86%          5.69%

________________
<F1>  Based on month-end balances.


SUBSIDIARY ACTIVITIES

    The Bank has one subsidiary service corporation, Herrin First Service Corporation. Herrin First Service Corporation was formed in 1971 by the Bank for the purpose of developing a residential subdivision located in Herrin. Such development was completed and all lots were subsequently sold. No further development activities have been undertaken or are planned, and the subsidiary is inactive. Its assets consist of various liquid assets totaling $243,000.

PERFORMANCE RATIOS

    The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                                            AT OR FOR THE YEAR ENDED
                                                                                  DECEMBER 31,
                                                                              ------------------------
                                                                              1998           1997
                                                                              ----           ----
  PERFORMANCE RATIOS:
    Return on assets (net income divided by average
      total assets)                                                            -.21%          0.24%
    Return on average shareholders' equity (net income
      divided by average shareholders' equity)                                -1.14           1.33
    Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost)                                              2.34           2.41
    Ratio of average interest-earning assets to average
      interest-bearing liabilities                                           118.60         119.63
    Ratio of noninterest expense to average total assets                       3.43           2.84


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

EMPLOYEES

     As of December 31, 1998, the Company and the Bank had 22 full-time employees and 2 part-time employees, none of whom was covered by a collective bargaining agreement. Management considers the Company and the Bank's relationships with such employees to be good.

SUPERVISION AND REGULATION

     General. As a bank holding company, the Company is subject to regulation under the BHCA and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank or savings and loan association, without the prior approval of the Federal Reserve. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

     The Company and the Bank are subject to supervision and examination by applicable federal banking agencies. The earnings of the Bank, and therefore, the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve, the FDIC and the OCC. In addition, there are numerous governmental requirements and regulations that affect the activities of the Company and the Bank.

     Certain Transactions with Affiliates. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution's capital stock and surplus and, as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus.

     Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues is dividends from the Bank. Various federal statutory provisions limit the amount of dividends the Bank can pay to the Company without regulatory approval. The approval of the OCC is required for any dividend if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by the OCC, for such year combined with its retained net profits for the preceding two years. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand. The payment of dividends by the Bank also may be affected by other factors, such as the maintenance of adequate capital.

     Capital Adequacy. The Federal Reserve has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies.

     In general, the risk-related standards require financial institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off balance sheet activities such as loan commitments. The Company and the Bank exceed all applicable capital adequacy standards.

     Support of the Bank. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to the Bank also would be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary.

     Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

     FIRREA and FDICIA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989, as amended ("FIRREA"), contains a cross-guarantee provision that could result in insured depository institutions owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Company. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FDICIA"), made extensive changes to the federal banking laws. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

     The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized," "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

     The FDIC, the OCC and the Federal Reserve adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it: (i) had a total risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier I capital to risk-weighted assets of 6% or greater; (iii) had a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a total risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-weighted assets of 4% or greater; and (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system in their most recent examination may be adequately capitalized if their ratios of Tier 1 capital to adjusted total assets were 3% or greater). The Bank was "well capitalized" as of December 31, 1998.

     Banking agencies have adopted regulations that mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have adopted regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy and have established an explicit risk-based capital charge for interest rate risk.

     Depositor Preference Statute. Legislation enacted in August 1993 provides a preference for deposits and certain claims for administrative expenses and employee compensation against an insured depository institution in the liquidation or other resolution of such an institution by any receiver. Such obligations would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, as well as any obligation to shareholders of such an institution in their capacity as such.

     FDIC Insurance Assessments. The Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups well-capitalized, adequately capitalized or undercapitalized and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "-- FIRREA and FDICIA."

     Interstate Banking and Other Recent Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), enacted in 1994, facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, except for banks located in Montana and Texas, which states enacted legislation to "opt out" of this authority,
(iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state.

     There also have been a number of recent legislative and regulatory proposals designed to improve the overall financial stability of the United States banking system and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 1998. The Company believes that its facilities are adequate for its operations.



                                                               BOOK VALUE AT                       DEPOSITS AT
                                YEAR           OWNED OR         DECEMBER 31,       APPROXIMATE     DECEMBER 31,
                               OPENED           LEASED              1998         SQUARE FOOTAGE        1998
                               ------           ------              ----         --------------        ----
MAIN OFFICE:                                               (DOLLARS IN THOUSANDS)
318 South Park Avenue
Herrin, Illinois 62948          1949             Owned              $362             4,678           $45,173

BRANCH OFFICE:

New Route 13 East
Carterville, Illinois 62918     1975             Owned               124             1,895             6,244


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Various claims and lawsuits, incidental to its ordinary course of business, are pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------

     The name, age and position with respect to Roger O. Hileman, the sole executive officer of the Company, are set forth below:

     Roger O. Hileman, 44, has been the President and Chief Executive Officer of the Company since its inception and the President and Chief Executive Officer of the Bank since joining the Bank in June 1994. From 1983 until he joined the Bank, Mr. Hileman was Executive Vice President and Chief Executive Officer of Chester Savings Bank in Chester, Illinois. Mr. Hileman serves as a member of the Knights of Columbus and the Rotary Club. He also is a current member and director of the local Chamber of Commerce, the Shagbark Girl Scout Council Board (and also serves on the Management Committee), the City of Herrin Economic Development Committee and the Illinois League of Financial Institutions. He also serves on the Finance Committee of Our Lady of Mt. Carmel Catholic Church and is a member of various other civic organizations.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-------------------------------------------------------------------------------

     The Common Stock is listed over the counter through the National Daily Quotation System "Pink Sheets" published by the National Quotation Bureau, Inc. As of March 15, 1999, there were approximately 246 shareholders of record.

     The following table sets forth the reported high and low sale prices of shares of the Common Stock, as well as the quarterly cash dividends per share for the past two fiscal years as reported on the National Daily Quotation System "Pink Sheets."


                                                  MARKET PRICE
                                                 -------------               CASH
              1997                             HIGH           LOW          DIVIDENDS
              ----                             ----           ---          ---------
          First Quarter                      $15.25         $14.00           $.10
          Second Quarter                      17.0625        15.25            .10
          Third Quarter                       16.25          14.75            .10
          Fourth Quarter                      16.25          15.00            .10

              1998
              ----
          First Quarter                      $15.50         $15.00           $.10
          Second Quarter                      15.75          14.8125          .10
          Third Quarter                       14.8125        12.00            .10
          Fourth Quarter                      14.75           9.00             --

     The Company had no sales of unregistered securities during the quarter ended December 31, 1998.

     Pursuant to the Agreement and Plan of Merger by and among Banterra Corp., Banterra Acquisitionco, Inc. and the Company, the Company is prohibited from declaring or paying any dividends to the shareholders of the Company without the prior written consent of Banterra Corp.

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

     The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity between its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long term by protecting its interest rate spread from increases in interest rates. Such strategies include the origination in the loan portfolio of adjustable-rate mortgage loans secured by one- to four-family residential real estate, and, to a lesser extent, multi-family and commercial real estate loans and the origination of other loans with greater interest rate sensitivities than long-term, fixed-rate, residential mortgage loans. For the years ended December 31, 1998 and 1997, approximately 89.29% and 40.93%, respectively, of the one- to four-family residential loans originated by the Bank had adjustable rates. The Bank's origination of multi-family, church and commercial real estate loans comprised 7.78% and 17.66% of total loan originations during the same respective periods.

     In order to increase the interest rate sensitivity of its assets, the Company also has maintained a consistent level of short and intermediate term investment securities and other assets. At
December 31, 1998, the Bank had $15.7 million of investment securities and interest-bearing deposits maturing or repricing within one year and $5.2 million of investment securities, mortgage-backed securities and interest-bearing deposits maturing or repricing within one to five years.

INTEREST RATE SENSITIVITY ANALYSIS

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 1998, the Bank had a cumulative positive one-year interest rate sensitivity gap of 21.94%, as a result of which its net interest income could be slightly positively affected by rising interest rates and slightly negatively affected by falling interest rates. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 which are expected to mature or reprice in each of the time periods shown. This table reflects the Bank's assets only and does not reflect the Company's consolidated balances.

                                                OVER ONE    OVER FIVE   OVER TEN      OVER
                                     ONE YEAR   THROUGH      THROUGH    THROUGH      TWENTY
                                     OR LESS   FIVE YEARS   TEN YEARS TWENTY YEARS   YEARS     TOTAL
                                     --------  ----------   --------- ------------   ------    -----
                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
Single-family mortgage loans         $17,662    $ 8,549      $1,980     $  284      $   --    $28,475
Investment securities                  3,704      1,357         225         --          --      5,286
Mortgage-backed securities             2,475      1,975         239         83          11      4,783
Other short-term investments          11,731        198          --         --          --     11,929
Other loans                            4,057      2,975       1,122        351          --      8,505
                                     -------    -------      ------     ------      ------    -------
    Total                             39,629     15,054       3,566        718          11     58,978
                                     -------    -------      ------     ------      ------    -------

Interest-bearing liabilities:
NOW accounts                           1,869      3,931       1,388        408          24      7,620
Passbook/Christmas club                1,832      3,758       1,326        389          23      7,328
Time deposits.                        22,339     12,642         193        300          --     35,474
                                     -------    -------      ------     ------      ------    -------
   Total                              26,040     20,331       2,907      1,097          47     50,422
                                     -------    -------      ------     ------      ------    -------

Interest sensitivity gap             $13,589    $(5,277)     $  659     $ (379)     $  (36)   $ 8,556
                                     =======    =======      ======     ======      ======    =======
Cumulative interest sensitivity gap  $13,589    $ 8,312      $8,971     $8,592      $8,556    $ 8,556
                                     =======    =======      ======     ======      ======    =======
Ratio of interest-earning assets
   to interest-bearing liabilities    152.19%     74.04%     122.67%     65.45%      23.40%    116.97%
                                     =======    =======      ======     ======      ======    =======
Ratio of cumulative gap to
   total assets                        21.94%     13.42%      14.49%     13.87%      13.82%     13.82%
                                     =======    =======      ======     ======      ======    =======

     The preceding table was prepared utilizing certain assumptions regarding prepayment and decay rates provided by a private data processing and consulting firm. While management believes that these assumptions are reasonable, the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors. The following assumptions were used: (i) adjustable rate mortgage-backed securities will prepay at the rate of 41.1% per year for six month securities and 45.0% for one-year securities; (ii) fixed rate mortgage-backed securities will prepay annually at the rate of 11.2%; (iii) adjustable rate first mortgage loans on single-family residential properties will prepay at the rate of 31.1% per year for one-year loans and 45.0% for three-year loans; (iv) nonresidential mortgage loans will prepay at the rate of 11.2% per year for fixed rate and 18.0% per year for adjustable rate; (v) home equity loans will prepay at the rate of 11.2% per year; (vi) consumer loans will prepay at the rate of 16.0% per year; and (vii) fixed rate mortgage loans on single-family residential properties will prepay annually as follows:

              COUPON RATE             ANNUAL PREPAYMENT-RATE
              -----------             ----------------------
              7.01 to 8.00%                   21.4%
              8.01 to 9.00%                   26.2
              9.01 to 10.00%                  24.1
              10.01 to 12.00%                 25.7

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

                                                             YEARS ENDED DECEMBER 31,
                                                       1998                              1997
                                         ------------------------------------------------------------------
                                                                 AVERAGE                            AVERAGE
                                                                  YIELD/                             YIELD/
                                         BALANCE     INTEREST      COST     BALANCE    INTEREST       COST
                                         -------     --------    -------    -------    --------     -------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable                      $41,280      $3,355       8.13%    $44,841     $3,526        7.86%
   Investment securities                   6,408         386       6.02       9,097        562        6.18
   Mortgage-backed securities              5,865         371       6.33       8,257        539        6.53
   Short-term investments and other
     interest-earning assets               7,342         335       4.56       2,000        111        5.53
                                         -------      ------                -------     ------
   Total interest-earning assets          60,895       4,447       7.30      64,195      4,738        7.38
                                                      ------                            ------
Noninterest-earning assets                 3,518                              2,683
                                         -------                            -------
   Total assets                          $64,413                            $66,878
                                         =======                            =======

Interest-bearing liabilities:
   Deposits                              $51,302      $2,544       4.96     $52,288     $2,587        4.95
   FHLB advances                              45           3       6.46       1,375         78        5.69
                                         -------      ------                -------     ------
   Total interest-bearing liabilities     51,347       2,547       4.96      53,663      2,665        4.97
                                                      ------                           -------

   Noninterest-bearing liabilities         1,455                                946
                                         -------                            -------
   Total liabilities                      52,802                             54,609

Shareholder's equity                      11,611                             12,269
                                         -------                            -------
   Total liabilities and
   shareholder's equity                  $64,413                            $66,878
                                         =======                            =======

Net interest income                                   $1,900                            $2,073
                                                      ======                            ======
Interest rate spread                                               2.34%                              2.41%
                                                                 ======                             ======
Net yield on interest-earning assets                               3.12%                              3.23%
                                                                 ======                             ======
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                                   118.60%                            119.63%
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

                                                         YEAR ENDED DECEMBER 31,
                                                ----------------------------------------
                                                       1997        VS.        1998
                                                ----------------------------------------
                                                            INCREASE (DECREASE)
                                                                 DUE TO
                                                ----------------------------------------
                                                                        RATE/
                                                VOLUME       RATE      VOLUME      TOTAL
                                                ------       ----      ------      -----
                                                             (IN THOUSANDS)
Interest income:                                $(282)       $121       $(10)     $(171)
   Loans receivable                              (166)        (14)         4       (176)
   Investment securities                         (156)        (17)         5       (168)
   Mortgage-backed securities
   Short-term investments and
     other interest-earning assets                295         (19)       (52)       224
                                                -----        ----       ----      -----
       Total interest-earning assets             (309)         71        (53)      (291)
                                                -----        ----       ----      -----
 Interest expense:
   Deposits                                       (49)          5          1        (43)
   FHLB advances                                  (76)         11        (10)       (75)
                                                -----        ----       ----      -----
       Total interest-bearing liabilities        (125)         16         (9)      (118)
                                                -----        ----       ----      -----

 Change in net interest income                  $(184)       $ 55       $(44)     $(173)
                                                =====        ====       ====      =====

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND DECEMBER 31,
1997

     The Company's total assets decreased by $4.1 million, or 6.13%, from $67.5 million at December 31, 1997 to $63.3 million at December 31, 1998. The decrease was due primarily to decreases of $9.9 million in loans receivable and $3.0 million in investment and mortgage-backed securities. These decreases were partially offset by an increase of $8.5 million in cash, cash equivalents and certificates of deposit from December 31, 1997 to December 31, 1998.

     The Company's loan portfolio decreased by $9.9 million, or 21.43%, from $46.3 million at December 31, 1998 to $36.4 million at December 31, 1998. The decrease in loan activity during the period is attributed to the level of repayments on existing loans exceeding new loan demand for the year ended December 31, 1998.

     The allowance for loan losses totaled $372,000 and $400,000 at December 31, 1998 and 1997, respectively. The allowance for loan losses as a percentage of non-performing loans was 75.46% and 64.62% as of December 31, 1998 and 1997, respectively. During 1998, net loan charge-offs amounted to $134,000. An additional provision of $106,000 was made during the year. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, the decline in the size of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred.

     At December 31, 1998, the ratio of non-performing loans to total loans was 1.36%, as compared to 1.34% at December 31, 1997. The small increase in the ratio was primarily due to the decrease in the total amount of the loan portfolio. The effect on the ratio caused by this decrease was largely offset by a decrease in the total amount of nonperforming loans at December 31, 1998 as compared to December 31,

1997. At December 31, 1998, the ratio of the allowance for loan losses to total loans was 1.02%, as compared to 0.86% at December 31, 1997.
The increase in this ratio was again due to the decrease in the total amount of loans outstanding at December 31, 1998 as compared to December 31, 1997.

     At December 31, 1998, the Company's investment portfolio included mortgage-backed and related securities classified as available-for-sale carried at a market value of $661,000 and mortgage-backed and related securities classified as held-to-maturity totaling $4.3 million. The balance of the Company's investment portfolio at December 31, 1998 consisted of investment securities classified as available-for-sale totaling $1.1 million and investment securities classified as held-to-maturity totaling $5.3 million.

     The Company's total portfolio of investment and mortgage-backed and related securities totaled $11.3 million at December 31, 1998, a decrease of $3.0 million from $14.3 million at December 31, 1997. This decrease was due to maturities and sales of investment and mortgage-backed securities totaling $3.4 million and principal payments received on mortgage-backed securities totaling $2.3 million during 1998. This decrease was partially offset by securities purchases of $2.7 million during 1998. During the year ended December 31, 1998, the Company's portfolio of investment securities and mortgage-backed and related securities classified as available-for-sale increased capital by $12,000 (net of taxes) as a result of an increase in the market value of such securities classified as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115.

     Total liabilities decreased by $3.3 million, or 5.94%, from $55.3 million at December 31, 1997 to $52.0 million at December 31, 1998. Total deposits decreased by $2.6 million, or 4.82%, from $54.0 million at December 31, 1997 to $51.4 million at December 31, 1998. The decrease in total liabilities was primarily attributable to that decrease in deposits, and to the $750,000 decrease in borrowings from the FHLB during 1998. Management attributes the decrease in deposits to competition from other local banks to attract deposit business. The decrease in deposits has primarily affected the Bank's levels of one-year and five-year maturity certificates of deposit.

     Certificates of deposit at December 31, 1998 included approximately $2.1 million of deposits with balances of $100,000 or more that mature within one year. Such time deposits are inherently risky because their continued presence in the Bank is usually dependent solely upon the rates paid by the Bank rather than any customer relationship and, therefore, are likely to be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowing or sales of its securities held available-for-sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources.

     Historically, the Company has not made significant use of borrowings. However, the Bank has obtained FHLB advances as needed for liquidity purposes. At December 31, 1998, the Bank had no FHLB advances outstanding.

     Total shareholders' equity at December 31, 1998 amounted to $11.3 million, a decrease of $850,000, or 7.00%, as compared to $12.1 million at December 31, 1997. This decrease was primarily due to the $684,000 repurchase of Company stock performed by the Company during 1998, along with dividends of $239,000 paid on Company stock and a net loss of $133,000 from operations. These decreases were offset by amortization of ESOP and Management Recognition Plan ("MRP") expense of $194,000 and $12,000 in unrealized holding gains on securities (net of tax). See "-- Liquidity and Capital Ratios" for a discussion of the Bank's compliance with applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998
AND 1997

     Net Income. The Company incurred a net loss of $133,000 for the year ended December 31, 1998, as compared to net income of $163,000 for the year ended December 31, 1997. The decrease of $296,000, or 181.60%, reflects a decrease of $173,000, or 8.35%, in net interest income. Also contributing to the decrease in net income were an increase of $320,000, or 16.90%, in non-interest expense, and a decrease of $7,000, or 3.61%, in non-interest income. These changes were partially offset by a $50,000 decrease in the provision for loan losses, and a decrease of $154,000 in the provision for income taxes.

     Net Interest Income. Net interest income decreased $173,000, or 8.35%, from $2.1 million for the year ended December 31, 1997 to $1.9 million for the year ended December 31, 1998. This decrease was primarily due to the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 119.63% for the year ended December 31, 1997 to 118.60% for the year ended December 31, 1998, while the net yield on interest-earning assets decreased from 2.41% for the year ended December 31, 1997 to 2.34% for the year ended December 31, 1998. The decrease in the net yield on interest-earning assets resulted from a decrease in interest yields on securities and short-term investments. The average balance of interest-earning assets decreased from $64.2 million for the year ended December 31, 1997 to $60.9 million for the year ended December 31, 1998. The interest rate spread of the Company decreased by seven basis points from 2.41% for the year ended December 31, 1997 to 2.34% for the year ended December 31, 1998, as the one basis point decrease in the average cost of interest-bearing liabilities was more than offset by the eight basis point decrease in the average yield on interest-earning assets.

     Interest Income. Total interest income decreased by $291,000, or 6.14%, from $4.7 million for the year ended December 31, 1997 to $4.4 million for the year ended December 31, 1998. The decrease was due primarily to a decrease of $3.3 million, or 5.14%, in average interest-earning assets from $64.2 million for the year ended December 31, 1997 to $60.9 million for the year ended December 31, 1998. The decrease in the average interest-earning assets was primarily due to the decrease in the average balance of loans receivable for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The decrease in interest income also reflects an eight basis point decrease in the average yield on interest-earning assets from 7.38% for the year ended December 31, 1997 to 7.30% for the year ended December 31, 1998.

     Interest on loans decreased $171,000, or 4.85%, from $3.5 million for the year ended December 31, 1997 to $3.4 million for the year ended December 31, 1998. The decrease in interest on loans was due to a decrease of $3.6 million, or 7.94%, in the average balance of loans from $44.8 million for the year ended December 31, 1997 to $41.3 million for the year ended December 31, 1998. The decrease in loans reflects a decline in the new loans being originated by the Bank compared with the level of repayments on existing loans. The decline was primarily reflected in a decrease in the outstanding balance of one- to four-family residential loans in 1998 as compared with 1997.

     Interest on investment securities decreased $176,000, or 31.32%, from $562,000 for the year ended December 31, 1997 to $386,000 for the year ended December 31, 1998. Such decrease was due to a decrease of $2.7 million, or 29.56%, in the average balance of investment securities from $9.1 million for the year ended December 31, 1997 to $6.4 million for the year ended December 31, 1998, coupled with a 16 basis point decrease in the average yield on such securities during the same period. Interest on mortgage-backed and related securities decreased $168,000, or 31.17%, from $539,000 for the year ended December 31, 1997 to $371,000 for the year ended December 31, 1998. This decrease was due to a decrease of $2.4 million, or 28.97%, in the average balance of mortgage-backed and related securities from $8.3 million for the year ended December 31, 1997 to $5.9 million for the year ended December 31, 1998, along with a 20 basis point decrease in the average yield on those securities during the same period. Interest on short-term investments increased by $224,000, or 201.80%, from $111,000 for the year ended December 31, 1997 to $335,000 for the year ended December 31, 1998. Such increase was due to an increase of $5.3 million, or 267.10%, in the average balance of short-term investments and other interest-earning assets from $2.0 million for the year ended December 31, 1997 to $7.3 million for the year ended December 31, 1998. This increase was partially offset by a decrease of 97 basis points in the average yield being earned on these securities for the year ended December 31, 1998 as compared to the year ended December 31, 1997. These changes reflect proceeds from sales and maturities of securities and loan payments being reinvested to a greater degree in interest-bearing cash and cash equivalent accounts and other short-term investments.

     Interest Expense. Interest expense decreased by $118,000, or 4.43%, from $2.7 million for the year ended December 31, 1997 to $2.5 million for the year ended December 31, 1998. This decrease was primarily due to a decrease of $2.3 million, or 4.32%, in the average balance of interest-bearing liabilities from $53.7 million for the year ended December 31, 1997 to $51.3 million for the year ended December 31, 1998. This decrease in the average balance of interest-bearing liabilities is the result of a $1.3 million decrease in the average balance of borrowings from the FHLB, coupled with a decrease of $986,000, or 1.89%, in the average balance of deposits from $52.3 million for the year ended December 31, 1997 to $51.3 million for the year ended December 31, 1998. The decrease in interest expense also reflects a one basis point decrease in the average cost of interest-bearing liabilities from 4.97% for the year ended December 31, 1997 to 4.96% for the year ended December 31, 1998.

     Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, the decline in the size of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. The Bank established a provision for loan losses of $106,000 for the year ended December 31, 1998, a decrease of $50,000 from the $156,000 provision for loan losses made during the year ended December 31, 1997. The 1998 provision was deemed necessary due to net charged-off loans of $134,000 during the year ended December 31, 1998. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

     Non-Interest Income. Non-interest income decreased $7,000, or 3.61%, from $194,000 for the year ended December 31, 1997 to $187,000 for the year ended December 31, 1998. The largest components of non-interest income for the years ended December 31, 1998 and 1997 included $45,000 and $50,000, respectively, in loan and other service fees and $134,000 and $121,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company realized $8,000 of realized gains on the sale of real estate owned during the year ended December 31, 1998, as compared with $23,000 of realized gains on the sale of investments and real estate owned during the year ended December 31, 1997.

     Non-Interest Expense. Non-interest expense increased $320,000, or 16.90%, from $1.9 million for the year ended December 31, 1997 to $2.2 million for the year ended December 31, 1998. The components of this net increase included increases of $215,000 in legal and professional fees and an additional expense adjustment for mortgage loan rebates of $148,000. These increases were partially offset by decreases of $5,000 in compensation and employee benefits expense and net decreases of $38,000 in other expense items.

     The increase in legal and professional services was attributed to fees connected with ongoing litigation, expenses incurred during 1998 resulting from proxy contests involving the Company and payments for consulting and other professional services. The rebate adjustment is a result of a review of interest rate adjustments made in the past relating to adjustable rate mortgages. This review was conducted in the fourth quarter of 1998 by the Bank. Based upon this review, the Bank has determined that it is probable that rebates of excess interest income should be made to a portion of the Bank's adjustable rate loan customers. The Bank currently estimates the amount of these potential rebates at $148,300. This amount has been recorded as a liability on the December 31, 1998 consolidated statement of financial condition, and has been recorded as a charge to current period operations on the consolidated statement of income for the year ended December 31, 1998.

     Income Tax Expense. The provision for income taxes was $(99,000) for the year ended December 31, 1998 as compared with $55,000 for the year ended December 31, 1997. The $154,000 decrease was primarily due to the decrease in income before income taxes from $218,000 for the year ended December 31, 1997 to a loss of $232,000 for the year ended December 31, 1998. The negative tax expense (or tax benefit) of $99,000 for the year ended December 31, 1998 also reflects the effect of items such as tax-exempt interest income upon the Company's income tax computation.

YEAR 2000 COMPLIANCE MATTERS

     As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology systems and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

     As part of the awareness, inventory and assessment phases of its action plan related to the Year 2000 problem, the Bank has identified the operating systems which are considered critical to the ongoing operations of the Bank and the Company. The Bank is working with companies that supply or service its information technology systems to remedy any perceived Year 2000 problems. As a part of the implementation of its Year 2000 action plan, the Bank has purchased a number of new computers which have been determined to be Year 2000 compliant.

     Of the systems that the Bank has identified as mission critical, the most significant is the on-line account processing system that is performed by a third party service provider, NCR. As of December 31, 1998, NCR has substantially completed its testing of internal systems, and has completed its proxy testing by user participants and its on-line testing. The Bank's review of this proxy test indicates that the transactions performed, the hardware specifications and other factors used in the proxy test closely match the Bank's own operational environment and available hardware. The Bank intends to continue its own program of appropriate testing of this and other mission critical systems.

     The Bank is in the process of evaluating its non-technological systems to determine whether such systems have embedded technology that could be affected by the Year 2000 problem. As of the date hereof, the Bank does not anticipate that any disruption relating to such systems will have a material adverse effect on the Bank's operations.

     During 1998, the Bank developed a contingency plan in the event the mission-critical systems are not successfully renovated in a timely manner or such systems were to actually fail at Year 2000 critical dates. Among other issues, that plan addresses the possibility that NCR, the current data service provider, could fail to operate on January 1, 2000. A business resumption plan was formed to deal with this possibility. With respect to a short-term remedy for business disruptions potentially caused by the Year 2000 problem, the Bank's Board and management have determined that a manual system is the most reasonable approach to allow the Bank to continue to effectively serve its customer base. The business resumption plan addresses preparation, logistics, departmental requirements and guidelines for the potential handling of specific types of banking transactions on such a manual basis.

     Management has indicated that, as of December 31, 1998, approximately $43,000 of expenditures have been incurred resulting from the Bank's efforts to make its systems Year 2000 compliant. Management is currently estimating that approximately $8,000 of additional expenditures will be incurred during 1999 in connection with this issue. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase additional replacement computer systems, programs and equipment, or if the Bank is required to incur substantial additional expense to make the Bank's current systems, programs and equipment Year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

     In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any major borrowers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity refers to the ability of the Company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves evaluating the Company's and the Bank's daily cash flow requirements to meet customer demands, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

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

     The primary investing activity of the Bank is the origination of loans, the purchase of investment securities and certificates of deposit, and the purchase of mortgage-backed and related securities. During the years ended December 31, 1998 and 1997, the Bank originated loans totaling $5.7 million and $16.5 million, respectively. The primary financing activity of the Bank is accepting savings deposits.

     The Bank has other sources of liquidity if there is a need for funds. As stated earlier, the Company has a portfolio of investment securities and mortgage-backed and related securities with an aggregate market value of $1.8 million at December 31, 1998 classified as available-for-sale. Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Chicago. In addition, the Bank maintains a significant portion of its investments in interest-bearing deposits at other financial institutions that will be available when needed.

     A strong capital position is important to the continued profitability of the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth. Under regulatory guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to calculate the risk-based capital ratios. The Bank's Tier 1 risk-based capital ratio and total risk-based capital ratio were 30.4% and 31.6%, respectively, at December 31, 1998. These levels currently exceed the minimum ratios of 4% and 8%, respectively. Another important indicator of capital adequacy in the banking industry is the leverage ratio, which is a measure of the ratio of the Bank's Tier 1 capital to total average assets. The Bank's leverage ratio was 15.7% at December 31, 1998, which exceeded regulatory minimum guidelines.

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

     The recognition requirements for transactions with other than employees apply for transactions entered into, after December 15, 1995. The recognition alternative of the fair value-based method for transactions with employees may be implemented immediately upon issuance of SFAS No. 123. The disclosure requirements, which apply regardless of the recognition method chosen, are applicable for financial statements for fiscal years beginning after December 15, 1995.

     With the adoption in 1997 of stock-based compensation plans (See
Note 12 of Notes to Consolidated Financial Statements), the Company is accounting for the plan according to the disclosure requirements of SFAS No. 123.

     Accounting for Transfers and Servicing of Financial Assets. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach.
This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Subsequent to the issuance of SFAS No. 125, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers for one year the effective date of SFAS No. 125 as applies to secured borrowings and collateral and certain other transactions. The Company has adopted the relevant provisions of the statement. The provisions of the statement adopted in 1997 did not have a material effect on the Company's financial position or operating results.

     Earnings per Share. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the two computations. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The Company has adopted SFAS No. 128 effective for the year ended December 31, 1997.

     Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The management of the Company has adopted the provisions of the statement in January, 1998, and has presented comprehensive income information in the consolidated statements of financial condition and statements of shareholders' equity.

     Disclosures about Segments of an Enterprise and Related
Information. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS

No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company adopted the appropriate provisions of the statement at January 1, 1998.

     Employers' Disclosure about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company adopted the appropriate provisions of the statements at January 1, 1998.

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for existing standards. SFAS
No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or operating results.

     Accounting for Mortgage-Backed Securities. In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 amends the earlier SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 134 requires that, after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities should classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The statement is effective for the first fiscal quarter beginning after December 15, 1998. The management of the Company does not currently believe that its activities meet the definition of "mortgage banking activities," and therefore does not anticipate that this statement will have a material effect on the Company's financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS
----------------------------



           [LETTERHEAD OF GRAY HUNTER STENN, LLP]


               INDEPENDENT AUDITORS' REPORT
               ----------------------------




The Board of Directors
Heartland Bancshares, Inc.
Herrin, Illinois


We have audited the accompanying consolidated statements of financial condition of Heartland Bancshares, Inc. and Subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                          /s/ Gray Hunter Stenn, LLP




Marion, Illinois
January 22, 1999

                      HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS)
                                                                         December 31,
                      ASSETS                                         1998           1997
                      ------                                        -------        -------
Cash and cash equivalents
   Interest-bearing                                                 $10,220        $ 3,319
   Noninterest-bearing                                                1,982          1,651
Certificates of deposit                                               1,379             95
Investment securities available-for-sale at
   estimated market value (amortized cost of $1,122
   and $1,692, respectively)                                          1,145          1,714
Investment securities held-to-maturity (estimated market
   value of $5,320 and $5,651, respectively)                          5,287          5,627
Mortgage-backed and related securities available-for-
   sale at estimated market value (amortized cost of
   $663 and $1,269, respectively)                                       661          1,249
Mortgage-backed and related securities held-to-
   maturity (estimated market value of $4,285 and
   $5,694, respectively)                                              4,251          5,737
Loans receivable, net                                                36,382         46,307
Investments required by law                                             539            577
Property, equipment, and property held
   for investment, net                                                  486            461
Accrued interest receivable                                             229            292
Prepaid expenses and other assets                                        60             32
Prepaid income taxes                                                    173             --
Foreclosed real estate                                                  293            239
Deferred tax asset                                                      238            161
                                                                    -------        -------
TOTAL ASSETS                                                        $63,325        $67,461
------------                                                        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
-----------
   Deposits                                                         $51,417        $54,022
   Accrued interest on deposits                                          49             63
   Advances from borrowers for taxes and insurance                      205            228
   Other liabilities                                                    359            127
   Accrued income taxes                                                  --            126
   Short-term borrowings                                                 --            750
                                                                    -------        -------
   Total Liabilities                                                $52,030        $55,316
   -----------------                                                -------        -------

Commitments and Contingencies
-----------------------------

Stockholders' Equity
--------------------
   Preferred stock, $.01 par value per share: 1,000,000
     shares authorized, - 0 - issued                                $    --        $    --
   Common stock, $.01 par value per share:  4,000,000
     shares authorized; 876,875 shares issued; 832,833 and
     876,875 outstanding at December 31, 1998 and
     December 31, 1997, respectively                                      9              9
   Additional paid-in capital                                         8,255          8,212
   Unearned employee stock ownership plan (ESOP) shares                (429)          (519)
   Management recognition plan (MRP) shares                            (435)          (496)
   Treasury stock (44,042 shares at cost)                              (684)            --
   Retained earnings - substantially restricted                       4,566          4,938
   Accumulated other comprehensive income                                13              1
                                                                    -------        -------
   Total Stockholders' Equity                                       $11,295        $12,145
   --------------------------                                       -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $63,325        $67,461
------------------------------------------                          =======        =======

See accompanying notes to consolidated financial statements.

                       HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          Year Ended
                                                                    ----------------------
                                                                         December 31,
                                                                     1998            1997
                                                                    -------         ------
 Interest Income
 ---------------
   Interest on first mortgage loans                                 $ 3,136         $3,338
   Interest on other loans                                              219            188
   Interest on investments, securities and
     deposits with banks                                                721            673
   Interest on mortgage-backed securities                               371            539
                                                                    -------         ------
        Total Interest Income                                       $ 4,447         $4,738
        ---------------------

 Interest Expense
 ----------------
   Interest on deposits                                             $ 2,544         $2,587
   Interest on other borrowed funds                                       3             78
                                                                    -------         ------
        Total Interest Expense                                      $ 2,547         $2,665
        ----------------------                                      -------         ------

 Net Interest Income                                                $ 1,900         $2,073
 -------------------
 Provision for Loan Losses                                              106            156
 -------------------------                                          -------         ------

 Net Interest Income After Provision
 -----------------------------------
    for Loan Losses                                                 $ 1,794         $1,917
    ---------------                                                 -------         ------

 Non-Interest Income
 -------------------
   Initial service charges and other loan fees                      $    45         $   50
   Gain on sale of investment securities                                 --              4
   Gain on sale of mortgage-backed securities                            --              7
   Gain on sale of other real estate                                      8             12
   Other                                                                134            121
                                                                    -------         ------
        Total Non-Interest Income                                   $   187         $  194
        -------------------------                                   -------         ------

 Non-Interest Expense
 --------------------
   Compensation to directors, officers, and
     employees                                                      $   763         $  750
   Pension expense and other employee benefits                          134            152
   Office properties and equipment expense
     including depreciation                                             143            129
   Advertising                                                           24             44
   Federal insurance premiums                                            48             42
   Stationery, postage, and office supplies                              66             69
   Checking account expense                                              20            132
   Service bureau expense                                               155            102
   Legal and professional services                                      482            248
   Adjustment for mortgage loan rebates                                 148             --
   Other                                                                223            212
   Loss on sale of other real estate                                      6             13
   Loss on sale of investment securities                                  1             --
                                                                    -------         ------
        Total Non-Interest Expense                                  $ 2,213         $1,893
        --------------------------                                  -------         ------

 Income Before Income Taxes                                         $  (232)        $  218
 --------------------------

 Income Tax Expense (Benefit)                                           (99)            55
                                                                    -------         ------
 Net Income (Loss)                                                  $  (133)        $  163
 -----------------                                                  =======         ======
 Earnings (Loss) per Common Share - Basic
 ----------------------------------------
   Net income                                                       $  (.17)        $  .20
                                                                    =======         ======
 Earnings (Loss) per Common Share - Assuming Dilution
 ----------------------------------------------------
   Net income                                                       $  (.17)        $  .20
                                                                    =======         ======

 See accompanying notes to consolidated financial statements.

                                   HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)
                                                                                                       Accumulated
                                              Additional  Unearned                                        Other
                                    Common     Paid-In      ESOP        MRP     Treasury   Retained   Comprehensive
                                     Stock     Capital     Shares      Shares     Stock    Earnings      Income       Total
                                    ------    ----------  --------     ------   --------   --------   -------------   -----
Balance at December 31, 1996          $ 9      $8,153      $(632)      $  --      $  --     $5,101        $(15)      $12,616
----------------------------
Comprehensive income (loss):
 Net income (loss)                    $--      $   --      $  --       $  --      $  --     $  163        $ --       $   163
 Other comprehensive income,
   net of tax:
     Unrealized gains (losses) on
      securities:
       Gain arising during year
       (net of tax of $14)             --          --         --          --         --         --          20            20
       Reclassification adjustment
       (net of tax of $3)              --          --         --          --         --         --          (4)           (4)
                                      ---      ------      -----       -----      -----     ------        ----       -------
Total comprehensive income (loss)     $--      $   --      $  --       $  --      $  --     $  163        $ 16       $   179
Purchase of shares for MRP                                              (552)                                           (552)
Amortization of MRP                                                       56                                              56
Cash dividends paid                    --          --         --          --         --       (326)         --          (326)
Amortization of ESOP expense           --          59        113          --         --         --          --           172
                                      ---      ------      -----       -----      -----     ------        ----       -------

Balance at December 31, 1997          $ 9      $8,212      $(519)      $(496)     $  --     $4,938        $  1       $12,145
----------------------------
Comprehensive income (loss):
 Net income (loss)                    $--      $   --      $  --       $  --      $  --     $ (133)       $ --       $  (133)
 Other comprehensive income,
   net of tax:
     Unrealized gains (losses) on
      securities:
       Gain arising during year
       (net of tax of $8)              --          --         --          --         --         --          14            14
       Reclassification adjustment
       (net of tax of $1)              --          --         --          --         --         --          (2)           (2)
                                      ---      ------      -----       -----      -----     ------        ----       -------
Total comprehensive income (loss)     $--      $   --      $  --       $  --      $  --     $ (133)       $ 12       $  (121)
Purchase of treasury stock
 (44,042 shares at cost)               --          --         --          --       (684)        --          --          (684)
Amortization of MRP                                                       61                                              61
Cash dividends paid                    --          --         --          --         --       (239)         --          (239)
Amortization of ESOP expense           --          43         90          --         --         --          --           133
                                      ---      ------      -----       -----      -----     ------        ----       -------
 Balance at December 31, 1998         $ 9      $8,255      $(429)      $(435)     $(684)    $4,566        $ 13       $11,295
 ----------------------------         ===      ======      =====       =====      =====     ======        ====       =======

See accompanying notes to consolidated financial statements.

                    HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                                            Year Ended
                                                                        -------------------
                                                                            December 31,
                                                                          1998       1997
                                                                        -------     -------
Cash Flows From Operating Activities
------------------------------------
  Net income (loss)                                                     $  (133)    $   163
                                                                        -------     -------
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities
      Depreciation                                                      $    65     $    55
      Discount accretion/premium amortization-securities, net               (32)         (2)
      Amortization of deferred loan origination fees                        (30)        (11)
      Amortization of ESOP expense                                          133         172
      Amortization of MRP expense                                            61          56
      Provision for loan losses                                             106         156
      (Gain) loss on sale of investments                                      1         (11)
      (Gain) loss on sale of other real estate                               (2)          1
      (Increase) decrease in accrued interest receivable                     63          24
      (Increase) decrease in prepaid expenses/other assets                  (28)         24
      (Increase) decrease in prepaid income taxes                          (173)         73
      (Increase) decrease in deferred income taxes                          (84)       (107)
      Increase (decrease) in accrued interest payable                       (14)         14
      Increase (decrease) in other liabilities                              232          20
      Increase (decrease) in accrued income taxes                          (126)        126

      Total Adjustments                                                 $   172     $   590
      -----------------                                                 -------     -------
Net Cash Provided by Operating Activities                               $    39     $   753
-----------------------------------------                               -------     -------
Cash Flows From Investing Activities
------------------------------------
  Net (increase) decrease in certificates of deposit                    $(1,284)    $   198
  Proceeds from maturities of investment securities
    and mortgage-backed securities held-to-maturity                       2,420       3,660
  Proceeds from maturities of investment securities and
    mortgage-backed securities available-for-sale                           450         350
  Principal payments on mortgage-backed securities                        2,341       1,433
  Net (increase) decrease in loans receivable                             9,639      (5,122)
  Purchases of property and equipment                                       (90)        (37)
  Purchase of investment securities held-to-maturity                     (2,450)       (251)
  Purchase of mortgage-backed securities held-to-maturity                  (227)         --
  Purchase of investment securities available-for-sale                       --        (200)
  Proceeds from sale of investment securities available-for-sale            374         251
  Proceeds from sale of mortgage-backed securities
    available-for-sale                                                       --       1,084
  Proceeds from sale of investment securities held-to-maturity              125          --
  Purchase of Federal Home Loan Bank stock                                   (8)        (88)
  Proceeds from the redemption of Federal Home Loan bank stock               46          --
  Proceeds from sale of other real estate                                   158          29
                                                                        -------     -------
  Net Cash Provided by Investing Activities                             $11,494     $ 1,307
  -----------------------------------------                             -------     -------
Cash Flows From Financing Activities
------------------------------------
  Net increase (decrease) in deposits                                   $(2,605)    $ 1,190
  Net increase (decrease) in mortgage escrow funds                          (23)        (24)
  Dividends on common stock                                                (239)       (326)
  Net increase (decrease) in short term borrowings                         (750)        750
  Shares acquired by MRP                                                     --        (552)
  Purchase of treasury stock                                               (684)         --
                                                                        -------     -------
  Net Cash Provided by (Used in) Financing Activities                   $(4,301)    $ 1,038
  ---------------------------------------------------                   -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents                    $ 7,232     $ 3,098
----------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                            4,970       1,872
                                                                        -------     -------
Cash and Cash Equivalents at End of Year                                $12,202     $ 4,970
----------------------------------------                                =======     =======
Supplemental Disclosures
------------------------
Cash Paid During the Period for:
  Interest                                                              $ 2,561     $ 2,651
  Income taxes paid (refunded)                                          $   285     $   (37)
Loans Transferred to Foreclosed Real Estate During Period               $   276     $   220
Proceeds From Sales of Foreclosed Real Estate Financed Through Loans    $    19     $    84

See accompanying notes to consolidated financial statements.

                      HEARTLAND BANCSHARES, INC.
                      --------------------------

                           AND SUBSIDIARY
                           --------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------

                      DECEMBER 31, 1998 AND 1997
                      --------------------------

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

     BUSINESS
     --------

     The Company (through the Bank) provides a full range of financial services to individual and corporate customers from two office locations in Herrin and Carterville, Illinois. The Company is subject to competition from other financial institutions in the area, is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

     On June 28, 1996, First Federal Savings and Loan Association of Herrin (the "Association") completed its conversion from a federal mutual savings and loan association to a federal stock savings and loan association and then from a stock association to a national bank known as Heartland National Bank. Simultaneously, Heartland National Bank was acquired by Heartland Bancshares, Inc. which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 876,875 shares of $.01 par value common stock (the "Common Stock") at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees and amounts retained to fund the Company's employee stock ownership plan (the "ESOP"), totaled approximately $7.4 million.

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

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The accompanying consolidated financial statements include the accounts of Heartland Bancshares, Inc., Heartland National Bank and Herrin First Service Corporation, a wholly-owned subsidiary of Heartland National Bank. All significant intercompany balances and transactions are eliminated in consolidation.

     Herrin First Service Corporation was formed in 1971 by the Association for the purpose of developing a residential subdivision. Such development was completed and all lots were subsequently sold. No further development activities have been undertaken or are currently planned, although the corporation, with regulatory approval, recently purchased and subsequently sold one residential real estate property.

     CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents were $12,202,000 and $4,970,000 at December 31, 1998 and December 31, 1997, respectively. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts of cash due from banks, short-term investment accounts and the Bank's Regulation D reserve and all highly liquid instruments with original maturities of 3 months or
     less.   The Bank has a reserve requirement pass-thru deposit for
     its deposits at the Federal Home Loan Bank of Chicago. This requirement was $5,000 at December 31, 1998 and December 31, 1997.

     INVESTMENT SECURITIES
     ---------------------

     The Company accounts for its security holdings in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). At acquisition, SFAS No. 115 requires that securities be classified into one of three categories: trading; available-for-sale; or held-to-maturity. Trading securities are bought and held principally with the intention of selling them in the near-term. The Company has no trading securities. Investment securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using the level-yield method over their contractual lives. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as other comprehensive income, net of related tax. Cost of securities sold is recognized using the specific identification method.

     Securities available-for-sale are stated at fair value for December 31, 1998 and December 31, 1997. Fair value is based on market prices quoted in financial publications or other independent sources. Pursuant to SFAS No. 115, net unrealized gains or losses are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity until realized. The adjusted cost of the specific security available-for-sale that is sold is used to compute any gain or loss upon sale.

     MORTGAGE-BACKED SECURITIES
     --------------------------

     Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities classified as held-to-maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts.

     Premiums and discounts are amortized using methods approximating the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Mortgage-backed securities classified as available-for-sale are stated at fair value at December 31, 1998 and December 31, 1997. Adjustments for unrealized gains and losses on mortgage-backed securities are recorded in the same manner as those on investment securities. In the event any securities are sold, the cost of securities sold is determined using the specific identification method.

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

     PROPERTY, EQUIPMENT AND RELATED DEPRECIATION
     --------------------------------------------

     Land is carried at cost. Properties and equipment are carried at cost, less accumulated depreciation. Depreciation of properties and equipment is being determined by the straight-line method over the estimated useful lives of the related assets. The estimated useful lives are ten to forty years for buildings and improvements and three to thirty-three years for equipment.

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

     The Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," ("SFAS No. 118"), an amendment of SFAS No. 114, effective January 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases and debt securities. The Company considers all one- to four-family residential mortgage loans, construction loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. These statements apply to all loans that are restructured involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement and the borrower's repayment history. Pursuant to SFAS No. 114, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $15,000 will be considered an insignificant shortfall. The Company does not apply SFAS No. 114 using major risk classifications, but applies SFAS No. 114 on a loan by loan basis. Impaired loans are charged off when management determines that principal and interest are not collectible. Any excess of the Company's recorded investment for impairment in the loans over the measured value of the loans is provided for in the allowance for loan losses.

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

     VALUATION ALLOWANCE FOR LOANS AND REAL ESTATE OWNED
     ---------------------------------------------------

     The Company's allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The Company's allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

     INCOME TAXES
     ------------

     Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     EARNINGS PER SHARE
     ------------------

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), earnings per common share are being computed and presented on both a basic and diluted basis. Basic earnings per share are computed based on the weighted average number of shares actually outstanding during the period in question. In addition to using the weighted average number of outstanding shares, diluted earnings per share computations also consider the dilutive effect of stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"), only employee stock ownership plan shares that have been committed to be released are considered outstanding shares. The number of shares outstanding has also been reduced by shares repurchased by the Company and held as treasury stock (see Note
     23).

     DIVIDENDS PER SHARE
     -------------------

     In accordance with the provisions of SOP 93-6, dividends paid on unallocated employee stock ownership plan shares are not considered dividends for financial reporting purposes.

     ADVERTISING COSTS
     -----------------

     Advertising costs are charged to operations when incurred.

     IMPACT OF NEW ACCOUNTING STANDARDS
     ----------------------------------

     Accounting for Stock-Based Compensation. SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") was issued by the Financial Accounting Standards Board ("FASB") in October, 1995. SFAS No. 123 establishes a fair value-based method of accounting for stock options and other equity instruments. It requires the use of that method for transactions with other than employees and encourages its use for transactions with employees. It permits entities to continue to use the intrinsic value method included in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB-25"), but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to disclose information in accordance with SFAS No. 123. The general principle underlying SFAS No. 123 is that equity instruments are recognized at the fair value of the consideration received for them. If the fair value of the consideration received cannot be reasonably determined, the fair value of the equity instrument itself may be used. The fair value method of accounting for stock options and other instruments applies this general principle measuring compensation cost for employers as the excess of the fair value of the equity instrument over the amount paid by the employee. The definition of fair value in

     SFAS No. 123 is the same as that included in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

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

     The Company accounts for the stock-based compensation plans (see
     Note 12) according to the disclosure requirements of SFAS No. 123.

     Accounting for Transfers and Servicing of Financial Assets. In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Subsequent to the issuance of SFAS No. 125, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date of SFAS No. 125 as applies to secured borrowings and collateral and certain other transactions. The Company has adopted the relevant provisions of the statement. The provisions of the statement did not have a material effect on the Company's financial position or operating results.

     Earnings per Share.  In February, 1997, the FASB issued SFAS No.
     128. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the two computations. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The Company has adopted SFAS No. 128 effective for the year ended December 31, 1997.

     Comprehensive Income. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of the statement in 1998 and has presented comprehensive income information in the consolidated statements of financial condition and statements of stockholders' equity.

     Disclosures about Segments of an Enterprise and Related Information. In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company has adopted the appropriate provisions of the statement for 1998.

     Employers' Disclosure about Pensions and Other Postretirement Benefits. In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The management of the Company has adopted the appropriate provisions of the statements at January 1, 1998.

     Accounting for Derivative Instruments and Hedging Activities. In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or operating results.

     Accounting for Mortgage-Backed Securities. In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 amends the earlier SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." The new statement requires that, after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities should classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The statement is effective for the first fiscal quarter beginning after December 15, 1998. The management of the Company does not currently believe that its activities meet the definition of "mortgage banking activities," and therefore does not anticipate that this statement will have a material effect on the Company's financial position or operating results.

     RECLASSIFICATIONS
     -----------------

     Certain reclassifications have been made for 1997 to conform with the 1998 financial statement presentation. The reclassifications had no effect on previously reported net income or retained earnings.

2.   INVESTMENT SECURITIES
     ---------------------

     Securities held-to-maturity and available-for-sale consist of the following:

                                                         GROSS          GROSS       ESTIMATED
                                       AMORTIZED       UNREALIZED     UNREALIZED     MARKET
                                         COST            GAINS          LOSSES        VALUE
                                       ---------       ----------     ----------    ---------
                                                              (1,000'S)
                                       ------------------------------------------------------
     Held-to-Maturity:
     December 31, 1998
     -----------------

     U. S. government and
      federal agencies                  $4,897            $37             $4         $4,930
     Municipal securities<F*>              390             --             --            390
                                        ------            ---             --         ------

       Total                            $5,287            $37             $4         $5,320
       -----                            ======            ===             ==         ======

     <F*>Local issues with no actively traded markets to establish fair market value different from amortized cost.

                                                         GROSS          GROSS       ESTIMATED
                                       AMORTIZED       UNREALIZED     UNREALIZED     MARKET
                                         COST            GAINS          LOSSES        VALUE
                                       ---------       ----------     ----------    ---------
                                                              (1,000'S)
                                       ------------------------------------------------------
     Held-to-Maturity:

     December 31, 1997
     -----------------

     U. S. government and
      federal agencies                  $4,842            $33             $9         $4,866
     Municipal securities<F*>              785             --             --            785
                                        ------            ---             --         ------

       Total                            $5,627            $33             $9         $5,651
       -----                            ======            ===             ==         ======

     <F*>Local issues with no actively traded markets to establish fair market value different from amortized cost.


                                                         GROSS          GROSS       ESTIMATED
                                       AMORTIZED       UNREALIZED     UNREALIZED     MARKET
                                         COST            GAINS          LOSSES        VALUE
                                       ---------       ----------     ----------    ---------
                                                              (1,000'S)
                                       ------------------------------------------------------
     Available-for-Sale:

     December 31, 1998
     -----------------

     U. S. government and
      federal agencies                  $  997            $21            $--         $1,018
     Municipal securities                  125              2             --            127
                                        ------            ---            ---         ------

      Total                             $1,122            $23            $--         $1,145
      -----                             ======            ===            ===         ======

                                                         GROSS          GROSS       ESTIMATED
                                       AMORTIZED       UNREALIZED     UNREALIZED     MARKET
                                         COST            GAINS          LOSSES        VALUE
                                       ---------       ----------     ----------    ---------
                                                              (1,000'S)
                                       ------------------------------------------------------
     December 31, 1997
     -----------------

     U. S. government and
      federal agencies                  $1,692            $22            $--         $1,714
     Municipal securities                   --             --             --             --
                                        ------            ---            ---         ------

      Total                             $1,692            $22            $--         $1,714
      -----                             ======            ===            ===         ======

     The amortized cost and estimated market value of debt securities at December 31, 1998 and December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

     Amounts maturing in:

                                             SECURITIES                   SECURITIES
                                          HELD-TO-MATURITY            AVAILABLE-FOR-SALE
                                     -------------------------      -----------------------
                                                     ESTIMATED                    ESTIMATED
                                     AMORTIZED        MARKET        AMORTIZED       MARKET
                                        COST           VALUE          COST          VALUE
                                     ---------       ---------      ---------     ---------
                                                             (1,000'S)
                                     ------------------------------------------------------
     December 31, 1998
     -----------------
     One year or less                  $3,704         $3,709         $  250         $  252
     After one year through
      five years                        1,358          1,386            872            893
     After five years through
      ten years                           225            225             --             --
     After ten years                       --             --             --             --
                                       ------         ------         ------         ------
     Total                             $5,287         $5,320         $1,122         $1,145
     -----                             ======         ======         ======         ======


                                             SECURITIES                   SECURITIES
                                          HELD-TO-MATURITY            AVAILABLE-FOR-SALE
                                     -------------------------      -----------------------
                                                     ESTIMATED                    ESTIMATED
                                     AMORTIZED        MARKET        AMORTIZED      MARKET
                                        COST           VALUE          COST          VALUE
                                     ---------       ---------      ---------     ---------
                                                             (1,000'S)
                                     ------------------------------------------------------
     December 31, 1997
     -----------------
     One year or less                  $2,042         $2,041           $100           $100
     After one year through
      five years                        3,360          3,385          1,592          1,614
     After five years through
      ten years                           225            225             --             --
     After ten years                       --             --             --             --
                                       ------         ------         ------         ------
     Total                             $5,627         $5,651         $1,692         $1,714
     -----                             ======         ======         ======         ======


     No securities were pledged at December 31, 1998 or December 31, 1997 to secure deposits in excess of $100,000.

     For the years ended December 31, 1998 and 1997, the Company sold investment securities resulting in net realized losses of $1,000 and net realized gains of $4,000, respectively. These sales had approximate net after-tax effects of $(600) and $2,500, respectively. These securities were sold for total proceeds of $499,000 and $251,000, respectively. These totals include the sale of the held-to-maturity securities described below.

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

3.   MORTGAGE-BACKED AND RELATED SECURITIES
     --------------------------------------

     Mortgage-backed and related securities consist of the following:

                                                         GROSS          GROSS       ESTIMATED
                                       AMORTIZED       UNREALIZED     UNREALIZED     MARKET
                                         COST            GAINS          LOSSES        VALUE
                                       ---------       ----------     ----------    ---------
                                                              (1,000'S)
                                       ------------------------------------------------------
      Held-to-Maturity:

      December 31, 1998
      -----------------

      FNMA                              $1,921            $34             $10        $1,945
      GNMA                                 629             11              --           640
      FHLMC                              1,701              5               6         1,700
                                        ------            ---             ---        ------
        Total                           $4,251            $50             $16        $4,285
        -----                           ======            ===             ===        ======

                                                         GROSS          GROSS       ESTIMATED
                                       AMORTIZED       UNREALIZED     UNREALIZED     MARKET
                                         COST            GAINS          LOSSES        VALUE
                                       ---------       ----------     ----------    ---------
                                                              (1,000'S)
                                       ------------------------------------------------------
     December 31, 1997
     -----------------

     FNMA                               $2,352            $12             $19        $2,345
     GNMA                                  871             21              --           892
     FHLMC                               2,514              4              61         2,457
                                        ------            ---             ---        ------
       Total                            $5,737            $37             $80        $5,694
       -----                            ======            ===             ===        ======

                                                         GROSS          GROSS       ESTIMATED
                                       AMORTIZED       UNREALIZED     UNREALIZED     MARKET
                                         COST            GAINS          LOSSES        VALUE
                                       ---------       ----------     ----------    ---------
                                                              (1,000'S)
                                       ------------------------------------------------------
     Available-for-Sale:

     December 31, 1998
     -----------------

     FNMA                               $199              $--             $--         $199
     GNMA                                 --               --              --           --
     FHLMC                               464                1               3          462
                                        ----              ---             ---         ----
       Total                            $663              $ 1             $ 3         $661
       -----                            ====              ===             ===         ====


                                                         GROSS          GROSS       ESTIMATED
                                       AMORTIZED       UNREALIZED     UNREALIZED     MARKET
                                         COST            GAINS          LOSSES        VALUE
                                       ---------       ----------     ----------    ---------
                                                              (1,000'S)
                                       ------------------------------------------------------
     December 31, 1997
     -----------------

     FNMA                               $  433            $--             $ 7        $  426
     GNMA                                   --             --              --            --
     FHLMC                                 836              1              14           823
                                        ------            ---             ---        ------

       Total                            $1,269            $ 1             $21        $1,249
       -----                            ======            ===             ===        ======

     The above securities are issued, guaranteed or collateralized by one of the following: the Government National Mortgage Association
     (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

     A summary of maturities, by contractual maturity, of mortgage-backed and related securities held-to-maturity and available-for-sale as of December 31, 1998 is shown below.

                                             SECURITIES                   SECURITIES
                                          HELD-TO-MATURITY            AVAILABLE-FOR-SALE
                                     -------------------------      -----------------------
                                                     ESTIMATED                    ESTIMATED
                                     AMORTIZED        MARKET        AMORTIZED      MARKET
                                        COST           VALUE          COST          VALUE
                                     ---------       ---------      ---------     ---------
                                                             (1,000'S)
                                     ------------------------------------------------------
     Mortgage-backed securities:
       In one year or less             $    -         $    -          $535           $532
     After one year through
       five years                       2,649          2,662           128            129
     After five years through
       ten years                          548            550             -              -
     After ten years                    1,054          1,073             -              -
                                       ------         ------          ----           ----
       Total                           $4,251         $4,285          $663           $661
       -----                           ======         ======          ====           ====

     A summary of maturities, by contractual maturity, of mortgage-backed and related securities held-to-maturity and available-for-sale as of December 31, 1997 is shown below.

                                             SECURITIES                   SECURITIES
                                          HELD-TO-MATURITY            AVAILABLE-FOR-SALE
                                     -------------------------      -----------------------
                                                     ESTIMATED                    ESTIMATED
                                     AMORTIZED        MARKET        AMORTIZED      MARKET
                                        COST           VALUE          COST          VALUE
                                     ---------       ---------      ---------     ---------
                                                             (1,000'S)
                                     ------------------------------------------------------
      Mortgage-backed securities:
        In one year or less            $    -         $    -         $    -         $    -
      After one year through
        five years                      3,366          3,305          1,269          1,249
      After five years through
        ten years                         761            753              -              -
      After ten years                   1,610          1,636              -              -
                                       ------         ------         ------         ------
        Total                          $5,737         $5,694         $1,269         $1,249
        -----                          ======         ======         ======         ======

     For the year ended December 31, 1997, the Company sold mortgage-backed securities resulting in net realized gains of $7,000 having a net after-tax effect of $4,300. These securities were sold for total proceeds of $1,084,000. No mortgage-backed securities were sold during 1998.

4.    LOANS RECEIVABLE, NET
      ---------------------

      A comparative summary of loans receivable follows:

                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1998          1997
                                                                   ----          ----
                                                                       (1,000'S)
                                                                 ----------------------
      Type of Loan:
      ------------
      Real estate loans:
         One- to four-family residential                         $28,475        $37,546
         Multi-family residential                                  1,028          1,433
         Construction                                                653            381
         Church                                                    1,671          1,735
         Commercial                                                3,171          3,140
                                                                 -------        -------
         Total Real Estate Loans                                 $34,998        $44,235
                                                                 -------        -------

      Consumer loans: (Net of unearned
         Discount of $4,000 at December 31,
         1998 and $8,000 at December 31, 1997)
            Automobiles                                             $466           $508
            Savings account                                          384            477
            Home improvement                                         848            779
            Other                                                    284          1,157
                                                                 -------        -------
              Total Consumer Loans                                $1,982         $2,921
                                                                 -------        -------

              Total Gross Loans                                  $36,980        $47,156
                                                                 -------        -------
      Less:
            Loans in process                                     $   182        $   375
            Deferred service charge                                   44             74
            Allowance for loan losses                                372            400
                                                                 -------        -------
              Total                                              $36,382        $46,307
              -----                                              =======        =======

      A summary of impaired loans at December 31, 1998 and 1997 is as follows:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                    1998           1997
                                                                    ----           ----
                                                                         (1,000'S)
                                                                    -------------------
      Nonaccrual loans                                              $478           $619
                                                                    ====           ====

      Allowance for loan losses on
        impaired loans                                              $ 72           $ 62
                                                                    ====           ====

      Average balance of impaired loans
        During the year                                             $559           $618
                                                                    ====           ====

      Additional gross interest income of approximately $13,000 and $23,000 for the years ended December 31, 1998 and 1997, respectively, would have been recorded on nonaccrual loans if interest income had been recognized throughout the periods. None of this income was actually recognized during these periods.

5.    INVESTMENTS REQUIRED BY LAW
      ---------------------------

      Investments available-for-sale required by law consist of the following:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                    1998           1997
                                                                    ----           ----
                                                                         (1,000'S)
                                                                    -------------------
      Federal Home Loan Bank stock                                  $416           $454
      Federal Reserve Bank stock                                     123            123
                                                                    ----           ----
         Total                                                      $539           $577
         -----                                                      ====           ====

      The above investments are valued at cost, which represents redemption value and approximates fair value. Redemption proceeds of $46,000 was received during the year ended December 31, 1998 resulting in no net realized gain or loss.


6.    ALLOWANCE FOR LOAN LOSSES
      -------------------------

      A summary of the changes in the allowance for loan losses for the years ended December 31, 1998 and 1997 is as follows:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                    1998           1997
                                                                    ----           ----
                                                                         (1,000'S)
                                                                    -------------------
      Balance at beginning of period                                $ 400          $300
      Write offs                                                     (141)          (60)
      Recoveries                                                        7             4
      Provision for loan loss                                         106           156
                                                                    -----          ----
      Balance at end of period                                      $ 372          $400
                                                                    =====          ====

7.    ALLOWANCE FOR OTHER REAL ESTATE
      -------------------------------

      A summary of the changes in the allowance for other real estate for the years ended December 31, 1998 and 1997 is as follows:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                    1998           1997
                                                                    ----           ----
                                                                         (1,000'S)
                                                                    -------------------
      Balance at beginning of period                                 $ 3           $  5

      Provision for other real estate loss                             -             10
      Sales of other real estate                                      (3)           (12)
                                                                     ---           ----
      Balance at end of period                                       $ -           $  3
                                                                     ===           ====


8.    ACCRUED INTEREST RECEIVABLE
      ---------------------------

      Accrued interest receivable is summarized as follows:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                    1998           1997
                                                                    ----           ----
                                                                         (1,000'S)
                                                                    -------------------
      Investment securities                                         $ 75           $110
      Mortgage-backed securities                                      26             36
      Accrued dividends - FHLB stock                                   7              8
      Loans                                                          121            138
                                                                    ----           ----
      Total                                                         $229           $292
      -----                                                         ====           ====

9.   PROPERTY, EQUIPMENT AND PROPERTY HELD FOR INVESTMENT
     ----------------------------------------------------

     Property, equipment and property held for investment are summarized as follows:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                    1998           1997
                                                                    ----           ----
                                                                         (1,000'S)
                                                                    -------------------
      Land and land improvements                                    $164           $164
      Office buildings and improvements                              286            282
      Furniture property and real estate held                        434            348
      Rental property and real estate held
      For development                                                 81             81
                                                                    ----           ----

                                                                    $965           $875
      Less  - Accumulated depreciation                               479            414
      ----                                                          ----           ----

        Total                                                       $486           $461
        -----                                                       ====           ====

      Depreciation expense for the years ended December 31, 1998 and 1997 was $65,000 and $55,000, respectively.

10.   DEPOSITS
      --------

      Deposit accounts and interest rates at December 31, 1998 and 1997 were as follows:

                                                 1998                              1997
                                   -------------------------------    --------------------------------
                                                          PERCENT                             PERCENT
                                    INTEREST                 OF       INTEREST                   OF
                                      RATE       AMOUNT   ACCOUNTS      RATE       AMOUNT     ACCOUNTS
                                    --------     ------   --------    --------     ------     --------
                                                                (1,000'S)
                                   -------------------------------------------------------------------
      Noninterest-bearing
        accounts                       N/A       $ 1,042    2.03%        N/A       $   667      1.23%

      NOW accounts                 2.83%-3.33%   $ 7,669   14.92%          2.93%   $ 8,868     16.42%

      Passbook                     3.84%-4.23%   $ 7,222   14.04%    3.84%-4.98%   $ 7,055     13.05%

      Christmas Club                     4.08%   $    10     .02%          4.08%   $     8      0.01%

      Certificate of Deposit
        91 day                     4.30%-4.32%   $   441     .86%    4.80%-4.81%   $   433       .80%
        6 month                    4.74%-4.82%     3,708    7.21%    5.30%-5.35%     3,962      7.33%
        12 month                   5.30%-5.37%     7,413   14.42%    5.60%-5.74%     9,508     17.60%
        18 month                   5.73%-5.77%     5,822   11.32%    5.68%-5.75%     2,107      3.90%
        30 month                   5.86%-5.91%     6,364   12.28%    5.86%-5.96%     6,238     11.55%
        3 year                     5.60%-5.98%       923    1.80%    5.70%-6.98%     2,047      3.79%
        4 year                     5.95%-6.05%       402     .78%    5.94%-6.05%       551      1.02%
        5 year                     5.43%-5.79%       614    1.19%    6.00%-6.08%     2,488      4.61%
        6 year                     6.04%-6.26%     1,095    2.13%    6.03%-6.30%     1,151      2.13%
        8 year                     6.49%-6.85%     1,393    2.71%    6.53%-6.85%     1,355      2.51%
        Jumbo                      4.29%-5.97%     4,007    7.79%    5.33%-6.25%     4,136      7.66%
                                   ----------    -------  ------     ----------    -------    ------

                                                 $32,182   62.59%                  $33,976     62.90%
                                                 -------   -----                   -------     -----

      Individual retirement
        Accounts                   5.80%-5.93%   $ 3,292    6.40%    5.75%-5.92%   $ 3,448      6.38%
                                   ----------    -------  ------     ----------    -------    ------

      Total                                      $51,417  100.00%                  $54,022    100.00%
                                                 =======  ======                   =======    ======

      The following schedule sets forth the amount and maturities of time deposits at December 31, 1998 and 1997:

                                             DECEMBER 31,
                                          -----------------
                                           1998      1997
                                           ----      ----
                                              (1,000'S)
                                          -----------------
      Maturing in - Less than one year    $21,605   $25,571
      - From one to two years               8,681     6,766
      - From two to three years             3,571     2,268
      - From three to four years              775     1,732
      - From four to five years               326       529
      - Over five years                       516       558
                                          -------   -------
      Total                               $35,474   $37,424
      -----                               =======   =======


      The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $4,007,000 at December 31, 1998 and $4,136,000 at December 31, 1997.

      The Bank did not have brokered deposits at December 31, 1998 and 1997. Deposits in excess of $100,000 are not federally insured.

      Deposits by officers, directors and employees were $748,000 at December 31, 1998 and $734,000 at December 31, 1997.

      Interest expense on deposits for the years ended December 31, 1998 and 1997 is summarized as follows:

                                             DECEMBER 31,
                                          ----------------
                                           1998      1997
                                           ----      ----
                                              (1,000'S)
                                          ----------------
      Interest on passbooks               $  283    $  266
      Interest on NOW accounts               221       260
      Interest on time deposits            2,049     2,074
      Early withdrawal penalties              (9)      (13)
                                          ------    ------
      Total                               $2,544    $2,587
      -----                               ======    ======

11.   INCOME TAXES

      The Company and the Bank file consolidated federal income tax returns on a calendar year basis.

      Income tax expense is summarized as follows:

                                            DECEMBER 31,
                                          ---------------
                                          1998       1997
                                          ----       ----
                                             (1,000'S)
                                          ---------------

      Current Tax Expense (Benefit)
      -----------------------------
        Federal                           $ (2)     $ 151
        State                              (10)        11
                                          ----      -----

      Total Current                       $(12)     $ 162
      -------------                       ----      -----

      Deferred Tax Expense (Benefit)
      ------------------------------
        Federal                           $(75)     $ (87)
        State                              (12)       (20)
                                          ----      -----

      Total Deferred                      $(87)     $(107)
      --------------                      ----      -----

      Total Expense (Benefit)             $(99)     $  55
      -----------------------             ----      -----

      A reconciliation of income taxes at the federal statutory rates to the income tax expense in the financial statements is as follows:

                                                  DECEMBER 31,
                                                 --------------
                                                 1998      1997
                                                 ----      ----
                                                    (1,000'S)
                                                 --------------
      Income tax at statutory rates              $ (79)   $  74
      State income tax - Net of federal tax
        Effect                                      (6)      (7)
      Tax exempt income                            (11)     (14)
      Other                                         (3)       2
                                                 -----    -----

      Income tax expense (benefit)               $ (99)   $  55
                                                 =====    =====

      Effective tax rates                        42.67%   25.23%
                                                 =====    =====

      The Tax Reform Act of 1986 set the statutory rate at 34% effective July 1, 1987. For the periods presented, deferred tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes.

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                     DECEMBER 31,
                                                    -------------
                                                    1998     1997
                                                    ----     ----
                                                      (1,000'S)
                                                    -------------
      Deferred tax assets:
       Allowance for loan losses                    $144     $155
       Deferred loan fees                             12       19
       Benefits not currently deductible             123       87
       Mortgage adjustment not currently
         deductible                                   57        -
       Other                                          (2)       -
                                                    ----     ----
      Total Deferred Tax Assets                     $334     $261
      -------------------------                     ----     ----

                                                     DECEMBER 31,
                                                    -------------
                                                    1998     1997
                                                    ----     ----
                                                      (1,000'S)
                                                    -------------
      Deferred tax liabilities:
        Federal Home Loan Bank
          Stock dividends                           $ 18     $ 18
        Allowance for unrealized gains
          on securities available-for-sale             8        1
        Tax basis bad debt reserve                    38       51
        Difference between book and tax
          Depreciation                                32       30
                                                    ----     ----

          Total Deferred Tax Liabilities            $ 96     $100
          ------------------------------            ----     ----

      Net Deferred Tax Asset (Liability)            $238     $161
      ----------------------------------            ====     ====

    The net deferred tax asset shown for the year ended December 31, 1998 has been reduced by a valuation allowance of $3,000. This allowance has been provided to reduce the estimated net realizable value of the Company's 1998 Illinois net operating loss to the amount of tax benefit management believes it will realize.

    No valuation allowance was required for the net deferred tax asset at December 31, 1997.

    There was no material tax effect relating to gains or losses on security sales for the year ended December 31, 1998.

    Taxes relating to gains on security sales were approximately
    $4,000 for the year ending December 31, 1997.

12.  PENSION PLAN, BENEFIT PLANS AND AGREEMENTS
     ------------------------------------------

     Financial Institutions Retirement Fund
     --------------------------------------

     The Bank participates in an industry-wide tax qualified pension trust administered by the Financial Institutions Retirement Fund (the "Fund"). An employee will be eligible for membership in the Comprehensive Retirement Program on the first day of the month following the employee's first year of service and attainment of age 21. A member will be considered active or inactive depending on whether or not he or she completes 1,000 hours of service each calendar year.

     For the plan year beginning July 1, 1998, the full funding limitation will continue to be applied on an employer-by-employer basis. Each employer in an overfunded position will use its excess designated "Future Employer Contribution Offset" to absorb future contribution requirements. Employers who are in an unfunded position are billed by the Fund for their required contributions.

     The actuarial cost method used to value all benefits except pre-retirement death and disability benefits is the projected unit credit cost method. For the pre-retirement death and disability benefits, a one year term cost method is used to determine the employer contribution. In the actuarial valuation, assumptions are made as to future compensation levels, mortality and turnover, among other things. Unfunded accrued liabilities and actuarial experience gains and losses are amortized over various periods prescribed by law. Actuarial gains and losses are spread as a part of the valuation method. The market value of the net assets of the Fund exceeds the liabilities for the present value of accrued benefits.

     Separate actuarial valuations are not made with respect to each employer, nor are the plan assets so segregated. The Bank's (formerly the Association's) prior service costs have been funded and are being amortized over a ten-year period. Current funding costs are charged to operations. Total pension expense for the years ended December 31, 1998 and 1997 was $0 for both years.

     EMPLOYEE STOCK OWNERSHIP PLAN
     -----------------------------

     The Company has established a tax qualified ESOP for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the ESOP. On June 28, 1996, the Company loaned the ESOP $701,500 to finance the plan's initial purchase of 70,150 shares. The loan is due and payable in ten (10) annual payments of principal and interest beginning December 31, 1996. The principal is to be repaid in equal installments with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the loan plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with SOP 93-6. As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP benefits expense recorded during the years ended December 31, 1998 and 1997 was $128,378 and $153,762, respectively.

      The ESOP shares were as follows:

                                                    1998         1997
                                                    ----         ----
     Allocated shares                              18,239        8,418
     Shares ratably released for allocation         8,985        9,821
     Unallocated shares                            42,926       51,911
     Shares distributed                            (1,211)           -
                                                   ------       ------
       Total ESOP Shares                           68,939       70,150
       -----------------                           ======       ======

     Fair value of unreleased shares at December 31, 1998 and 1997 was $633,000 and $811,000, respectively.

     DIRECTOR RETIREMENT PLAN
     ------------------------

     In connection with the stock conversion of the Association to the Bank, the Board of Directors of the Association (now the Bank) has adopted a director retirement plan (the "Director Retirement Plan"), effective December 31, 1995, for its directors who are members of the Board of Directors at some time on or after the Director Retirement Plan's effective date. Under the Director Retirement Plan, a bookkeeping account in each participant's name is credited with "Performance Units" according to the following formula: (i) 70 Performance Units for each full year of service as a director prior to 1996 plus (ii) 100 Performance Units for each full year of service as a director after 1995 with the value of each Performance Unit equal to the average fair market value of one share of the Company's Common Stock as of December 31st of each of the three years preceding the determination date (or such shorter period as to which trading information is available). Additional Performance Units are to be credited at the end of each year after 1995 based upon the amount of dividends paid on the Company's Common Stock. A participant's interest in Performance Units credited on the effective date of the Director Retirement Plan becomes 50% vested if the participant serves on the Board for less than a year after 1995, 75% vested after the second year and 100% vested after the third year. In the event a participant's service on the Board is terminated due to death or disability, the vested percentage becomes 100% regardless of the number of years of service. Performance Units credited after the Director Retirement Plan's effective date are fully vested at all times.

     As of December 31, 1998 and 1997, liabilities in the amounts of $120,709 and $82,657, respectively, have been recognized in the financial statements based on the vested value of the interests in the director retirement plan as of these dates. The amount of expense recognized in the financial statements for the years ended December 31, 1998 and 1997 was $38,052 and $38,738, respectively.

     MANAGEMENT RECOGNITION PLAN
     ---------------------------

     On January 28, 1997, the shareholders of the Company approved a management recognition plan ("MRP"). With funds contributed by the Company, the MRP has purchased, in the aggregate, 35,075 shares of the Company's Common Stock (the maximum number of shares allowed to be purchased). Such shares were purchased in the open market. In June, 1997, the MRP's administrative committee voted to grant awards of Common Stock totaling 21,917 shares to certain executive officers and directors of the Company and the Bank. These awards are deemed to be effective as of the date of shareholder approval of the MRP. Common Stock granted under the MRP vests over a five year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company will recognize compensation expense based on the fair market value of the Common Stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of December 31, 1997, 35,075 shares had been purchased on the open market by the MRP to fund the plan at a total cost of approximately $552,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense over the period over which the MRP awards become vested. The amount of expense recognized in the financial statements for the year ended December 31, 1998 and 1997 was $61,368 and $56,254, respectively.

     STOCK OPTION AND INCENTIVE PLAN
     -------------------------------

     Also on January 28, 1997, the shareholders of the Company approved a stock option and incentive plan (the "Option Plan"). The Option Plan provides for the granting of stock options and stock appreciation rights to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the Option Plan after which no awards may be granted. The Option Plan intends to reserve 87,687 authorized, but unissued shares (or treasury shares) of Common Stock for issuance upon the future exercise of options or stock appreciation rights. At the effective date of the plan, certain executive officers and directors of the Company and the Bank will receive a grant of an option under the plan to purchase up to 87,683 shares of Common Stock at an exercise price per share equal to its fair market value on that date. The plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date the option was granted. The Company applies APB-25 in accounting for the Option Plan. Recognition of compensation expense for stock options is not required when options are granted at an exercise price equal to or exceeding the fair market value of the Company's Common Stock on the date the option is granted. Therefore, no expense related to the Option Plan is reflected on the accompanying financial statements.

     Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                         1998            1997
                                         ----            ----
      Net Income
      ----------
        As reported                   $(133,000)       $163,000
                                      =========        ========
        Pro forma                     $(171,000)       $113,000
                                      =========        ========

      Basic earnings per share
      ------------------------
        As reported                   $    (.17)       $    .20
                                      =========        ========
        Pro forma                     $    (.21)       $    .14
                                      =========        ========

      Diluted earnings per share
      --------------------------
        As reported                   $    (.17)       $    .20
                                      =========        ========
        Pro forma                     $    (.21)       $    .14
                                      =========        ========

        The following is a summary of the status of the Option Plan during 1998 and 1997:


                                           1998                    1997
                                    --------------------    -------------------
                                               WEIGHTED                WEIGHTED
                                                AVERAGE                AVERAGE
                                    NUMBER OF  EXERCISE     NUMBER OF  EXERCISE
                                      SHARES     PRICE        SHARES    PRICE
                                    --------- ----------    ---------  ---------
Outstanding at January                87,683  $1,227,618           -  $        -
Granted                                    -           -      87,683   1,227,618
Exercised                                  -           -           -           -
Forfeited                                  -           -           -           -
                                      ======  ==========      ======  ==========

Outstanding at December 31            87,683  $1,227,618      87,683  $1,227,618
                                      ======  ==========      ======  ==========

  Options exercisable at
December 31                           17,537  $  245,518           -  $        -
                                      ======  ==========      ======  ==========

  Weighted average fair value of
options granted during the year               $        -              $1,227,618
                                              ==========              ==========


     The following is a summary of the status of options outstanding at December 31, 1998:


                             OUTSTANDING OPTIONS            EXERCISABLE OPTIONS
                    ------------------------------------    --------------------
                                   WEIGHTED
                                   AVERAGE      WEIGHTED                WEIGHTED
                                  REMAINING      AVERAGE                 AVERAGE
      EXERCISE                   CONTRACTUAL    EXERCISE                EXERCISE
       PRICE         NUMBER          LIFE        PRICE      NUMBER       PRICE
      --------      -------      -----------    --------    ------      --------
      $14.00        87,683         8 years      $14.00      17,537      $14.00


     EMPLOYMENT AGREEMENTS
     ---------------------

     The Company and the Bank have entered into separate employment agreements with certain officers of the Company and the Bank. These agreements provide for salary terms, potential severance benefits and potential benefits which could be due to these officers in the event of a change in control of the Company.


13.  REGULATORY MATTERS
     ------------------

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC").

     The Bank is subject to the capital requirements of the FDIC and the OCC. The FDIC requires the Bank to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier 1 capital consists of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to an FDIC leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.

     At December 31, 1998 and 1997, the Bank was in compliance with all of the aforementioned capital requirements as summarized below.


                                                     DECEMBER 31,
                                                --------------------
                                                   1998         1997
                                                   ----         ----
                                                     (1,000'S)
                                                --------------------
Tier I Capital:
   Common stockholders' equity                  $ 9,585      $ 9,543
   Unrealized holding gain on
       securities available-for-sale                  2           13
                                                -------      -------

           Total Tier I Capital                 $ 9,587      $ 9,556
           --------------------                 =======      =======

Tier II Capital:
   Total Tier I capital                         $ 9,587      $ 9,556
   Qualifying allowance for loan losses             372          400
                                                -------      -------

           Total Capital                        $ 9,959      $ 9,956
           -------------                        =======      =======

Risk-weighted assets                            $31,561      $35,404
Average assets                                  $61,255      $65,988





                                                                                   TO BE WELL
                                                                             CAPITALIZED UNDER THE
                                                            FOR CAPITAL        PROMPT CORRECTIVE
                                          ACTUAL         ADEQUACY PURPOSES     ACTION PROVISIONS
                                          ------         -----------------     -----------------
                                    AMOUNT     RATIO    AMOUNT       RATIO   AMOUNT         RATIO
                                    ------     -----    ------       -----   ------         -----
As of December 31, 1998:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)       $9,959    31.55%    $2,525   >=   8.0%   $3,156   >=    10.0%
  Tier I Capital
    (to Risk-Weighted Assets)        9,587    30.38%     1,262   >=   4.0%    1,894   >=     6.0%
  Tier I Capital
    (to Average Assets)              9,587    15.65%     2,450   >=   4.0%    3,063   >=     5.0%

As of December 31, 1997:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)       $9,956    28.12%    $2,833   >=   8.0%   $3,541   >=    10.0%
  Tier I Capital
    (to Risk-Weighted Assets)        9,556    26.99%     1,416   >=   4.0%    2,125   >=     6.0%
  Tier I Capital
    (to Average Assets)              9,556    14.48%     2,640   >=   4.0%    3,299   >=     5.0%



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

     Retained earnings at December 31, 1998 include approximately $1,200,000 for which federal income tax has not been provided. The Bank was allowed a special bad debt deduction limited generally to 8 percent of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. The unrecorded deferred tax liability on the above amount is approximately $450,000.

     On June 3, 1998, the Bank entered into a formal agreement with the OCC. The agreement requires that the Bank adopt a formal strategic plan, including a written plan with timetables to ensure that all of its information systems are Year 2000 compliant, and to take certain other actions with respect to the internal audit and compliance functions and its policies and procedures. The Bank does not expect that such written agreement will have a material adverse effect on its operations.

14.  OTHER NONINTEREST INCOME AND EXPENSE
     ------------------------------------

     Other noninterest income and expense amounts are summarized as follows:


                                        DECEMBER 31,
                                      -----------------
                                      1998         1997
                                      ----         ----
                                         (1,000'S)
                                      -----------------
 Other Noninterest Income
 ------------------------

   Service charges                    $102         $103
   Other                                32           18
                                      ----         ----
       Total                          $134         $121
       -----                          ====         ====


                                         DECEMBER 31,
                                      -----------------
                                      1998         1997
                                      ----         ----
                                          (1,000'S)
                                      -----------------
 Other Noninterest Expense
 ------------------------
   Contributions                      $  8         $  6
   Dues and subscriptions               11           10
   General assessment                   37           28
   Insurance and surety bond            22           19
   Payroll taxes                        41           41
   Real estate owned expense            37           10
   Other                                42           46
   Filing fees                           8            9
   Printing                             --           28
   Conventions and meetings              2            8
   Employee education and seminars      10            2
   Miscellaneous fees                    5            5
                                      ----         ----
       Total                          $223         $212
       -----                          ====         ====


15.  RELATED PARTY TRANSACTIONS
     --------------------------

     Officers and directors of the Company and the Bank, and individuals related to such individuals, incurred indebtedness in the form of loans as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. The balance of these loans at December 31, 1998 and 1997, totaled approximately $270,000 and $585,000, respectively.


                                         DECEMBER 31,
                                      -----------------
                                      1998         1997
                                      ----         ----
                                          (1,000'S)
                                      -----------------

     Balance at January 1             $585         $542

     New Loans                           8          112
     Payments                         (323)         (69)
                                      ----         ----

     Balance at December 31           $270         $585
                                      ====         ====



16.  DEFERRED COMPENSATION
     ---------------------

     The Company has an agreement with certain directors to invest a part of current directors fees. These fees are held in Company accounts at the Bank's highest certificate rate until the permanent disability, resignation or removal from office of the director, at which time the fees are payable in either a lump sum or on a monthly installment basis as directed by an election made by the director.

     The total liability is $67,000 and $65,000 for the years ended December 31, 1998 and 1997, respectively. A $4,000 payment was made from the accounts during 1998. Deferred compensation contributions charged to income for the years ended December 31, 1998 and 1997 were $3,000 and $0, respectively.


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

     Financial instruments with off-balance-sheet credit risk for which the contract amounts represent potential risk were as follows:


                                                                        DECEMBER 31,
                                                 ------------------------------------------------------
                                                        1998                             1997
                                                        ----                             ----
                                                                        (1,000'S)
                                                 ------------------------------------------------------
                                                             INTEREST                        INTEREST
                                                 AMOUNT        RATE                AMOUNT      RATE
                                                 ------        ----                ------      ----

Commitments to extend credit - Fixed                $189    7.75%-9.50%              $113   8.75%-9.50%
                             - Variable              292   7.25%-7.875%                45      7.88%
Letters of credit                                     20         N/A                   --        N/A
                                                    ----                             ----

     Total                                          $501                             $158
     -----                                          ====                             ====



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

     The Company is a defendant in lawsuits filed by three former employees asking for damages in excess of $240,000. Outside counsel for the Company has advised the Company that, at this stage in the proceedings, they cannot offer an opinion as to the probable outcome. The Company is vigorously defending its position. No amounts have been recorded in the financial statements for these matters.


18.  CONCENTRATION OF CREDIT RISK
     ----------------------------

     Most of the Bank's business activity is with customers located within Williamson, Jackson and Franklin counties in Illinois. At December 31, 1998 and 1997, the Bank was considered to have a significant concentration of credit risk for loans made to various local churches. Loans made to various churches total $1,671,000 and $1,735,000 at December 31, 1998 and 1997, respectively. This comprises 5% of the total loan portfolio and 15% of tangible capital at December 31, 1998.

     At December 31, 1998, the Company had cash balances in excess of the FDIC limits at other institutions of approximately
     $12,098,000.


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

     The fair value of commitments to extend credit is estimated using fees currently charged to enter into similar agreements and the creditworthiness of the customers. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

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

     Short-term borrowings - As a result of the short-term nature of these instruments, the carrying amount approximates their fair value.

     The Company, in accordance with SFAS No. 107, has estimated fair values of the financial instruments as follows:


                                                   DECEMBER 31,                  DECEMBER 31,
                                                      1998                           1997
                                                -------------------           ------------------
                                                    (1,000'S)                      (1,000'S)
                                                -------------------           ------------------
                                                CARRYING     FAIR             CARRYING    FAIR
                                                 AMOUNT      VALUE             AMOUNT     VALUE
                                                 ------      -----             ------     -----
Financial Assets:
  Cash and cash equivalents                     $12,202     $12,202           $ 4,970    $ 4,970

  Certificates of deposit                         1,379       1,379                95         95

  Investment securities and mortgage-
  backed and related securities                  11,344      11,411            14,327     14,308

  Loans                                          36,754      38,392            46,707     45,839
  Allowance for loan losses                        (372)         --              (400)        --
                                                -------     -------           -------    -------

  Loans, net of allowance                        36,382      38,392            46,307     45,839

  Investments required by law                       539         539               577        577

  Accrued interest receivable                       229         229               292        292

Financial Liabilities:
  Deposits                                       51,417      51,699            54,022     54,145

  Escrow accounts                                   205         205               228        228

  Accrued interest on deposits                       49          49                63         63

  Short-term borrowings                              --          --               750        750

Off Balance Sheet Financial Instruments:
  Loan Commitments                                   --          --                --         --
  Letters of Credit                                  --          --                --         --


21. PARENT COMPANY FINANCIAL INFORMATION
    ------------------------------------

    The following are condensed balance sheets as of December 31, 1998 and 1997 and condensed statements of income and cash flows for the periods ended December 31, 1998 and 1997 for Heartland Bancshares, Inc. (parent company only):


                         CONDENSED BALANCE SHEETS
                         ------------------------

                                                                    DECEMBER 31,
                                                             ------------------------
                                                               1998              1997
                                                               ----              ----
                                                                      (1,000'S)
                                                             ------------------------
Assets:
    Cash                                                     $  268            $  439
    Investment securities and mortgage-
       backed securities                                      1,275             2,104
    Investment in subsidiary                                  4,735             4,694
    Other assets                                                219               233
                                                             ------            ------

         Total Assets                                        $6,497            $7,470
                                                             ======            ======

Liabilities and Stockholders' Equity:
    Other liabilities                                        $   52            $  175
    Stockholders' equity                                      6,445             7,295
                                                             ------            ------

         Total Liabilities and Stockholders' Equity          $6,497            $7,470
                                                             ======            ======



                          CONDENSED STATEMENTS OF INCOME
                          ------------------------------

                                                                   DECEMBER 31,
                                                             ------------------------
                                                               1998              1997
                                                               ----              ----
                                                                      (1,000'S)
                                                             ------------------------

Interest income                                              $  157            $  245
Other                                                            (1)                4
                                                             ------            ------

                                                             $  156            $  249
Operating expenses                                              433               337
                                                             ------            ------

    Income (loss) before income taxes and equity
    in undistributed earnings of subsidiary                  $ (277)           $  (88)

Income tax expense (benefit)                                   (113)              (46)
                                                             ------            ------

    Income (loss) before equity in undistributed
    earnings of subsidiary                                   $ (164)           $  (42)

Equity in undistributed earnings of subsidiary                   31               205
                                                             ------            ------

         Net Income                                          $ (133)           $  163
                                                             ======            ======





                        CONDENSED STATEMENTS OF CASH FLOWS
                        ----------------------------------

                                                                   DECEMBER 31,
                                                             ------------------------
                                                               1998              1997
                                                               ----              ----
                                                                     (1,000'S)
                                                             ------------------------
Operating activities:
    Net income                                               $ (133)           $  163
    Equity in undistributed earnings of subsidiary              (31)             (205)
    Other, net                                                   87               271
                                                             ------            ------

         Net Cash Used in Operating Activities               $  (77)           $  229
                                                             ------            ------

Investing activities:
    Net (increase) decrease in investment
    securities                                               $  829            $  641
                                                             ------            ------

         Net Cash Used in Investing Activities               $  829            $  641
                                                             ------            ------

Financing activities:
    Dividends paid                                           $ (239)           $ (326)
    Shares acquired by MRP                                       --              (552)
    Purchase of treasury stock                                 (684)               --
                                                             ------            ------

         Net Cash Provided by Financing Activities           $ (923)           $ (878)
                                                             ------            ------

         Net Change in Cash and Cash Equivalents             $ (171)           $   (8)

Cash and Cash Equivalents at Beginning of Year                  439               447
                                                             ------            ------

Cash and Cash Equivalents at End of Year                     $  268            $  439
                                                             ======            ======


22. SHORT-TERM BORROWINGS
    ---------------------

    The following information relates to the short-term borrowings of the Company for the years ended December 31, 1998 and 1997.


                                                                    DECEMBER 31,
                                                             ------------------------
                                                               1998              1997
                                                               ----              ----
                                                                      (1,000'S)
                                                             ------------------------
   Federal Home Loan Bank borrowings:
     Balance at year end                                        $  --          $  750

     Weighted average interest rate
     at year end                                                   --%           5.86%

     Average amount outstanding during
     the year                                                   $  45          $1,375

     Maximum amount outstanding at
     any month                                                  $ 750          $1,750

     Weighted average interest rate
     during the year                                             5.86%           5.69%



     Short-term borrowings consisted of borrowings from the Federal Home Loan Bank with maturities greater than one business day.

23.  EARNINGS PER SHARE
     ------------------

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                            1998               1997
                                                            ----               ----
     Income (loss) available to common stockholders
      used in basic EPS                                  $(133,000)          $163,000
                                                         =========           ========

     Income (loss) available to common stockholders
      after assumed conversions of dilutive
      securities                                         $(133,000)          $163,000
                                                         =========           ========

     Weighted average number of common shares
      used in basic EPS                                    800,174            819,736

     Effect of dilutive securities:
      Stock options                                          1,767              7,784
                                                         ---------           --------

     Weighted number of common shares and
      dilutive potential common stock used
      in diluted EPS                                       801,941            827,520
                                                         =========           ========



24.  SEGMENT INFORMATION
     -------------------

     As discussed in Note 1, during 1998, the Company adopted the appropriate provisions of SFAS No. 131. The principal business of the Company is overseeing the business of the Bank and investing the portion of the net proceeds from its initial public offering retained by it. The Company has no significant assets other than its investment in the Bank, a loan to the ESOP plan and certain investment securities and cash and cash equivalents. The Bank's principal business consists of attracting deposits from the general public and investing these deposits in loans to its customers. The Bank's operating facilities are contained in Williamson County, Illinois, and its lending is concentrated within the counties of Williamson, Jackson and Franklin located in southeastern Illinois. The Bank has no customer from which it derives 10% or more of its revenue. With these facts in mind, the Company's management believes that the Company is comprised of only one reportable operating segment, and that the consolidated financial statements adequately reflect the financial condition and operations of that segment.


25.  PROPOSED MERGER
     ---------------

     On December 23, 1998, an Agreement and Plan of Merger (the "Agreement") was entered into by the following parties: (1) the Company; (2) Banterra Corp. ("Banterra"); and (3) Banterra Acquisitionco, Inc. ("Acquisitionco"), a wholly owned subsidiary of Banterra. The Agreement provides for the acquisition of the Company by Banterra by means of a merger (the "Merger"), with the Company surviving the Merger and becoming a wholly owned subsidiary of Banterra. The Agreement provides that the Merger is subject to the approval of all applicable regulatory agencies, the approval by the holders of the Company's Common Stock and the satisfaction or waiver of a number of other conditions. Subject to these conditions, the Agreement provides that each outstanding share of the Company's Common Stock will be cancelled and converted into the right to receive $15.75 in cash. Also, under conditions specified in the Agreement, each holder of an option to acquire the Company's Common Stock that is outstanding and fully vested will be cancelled and converted into the right to receive $1.75 in cash multiplied by the number of shares covered by the option. Approval of the Agreement and the Merger will require the affirmative vote of at least two-thirds of all votes entitled to be cast by the Company's shareholders. The Agreement has been approved and adopted by the Board of Directors of the Company and Banterra. A special meeting of the Company's shareholders is scheduled to be held in the first half of 1999 to vote on the proposed Merger.


26.  STOCK REPURCHASE PLAN AND TREASURY STOCK
     ----------------------------------------

     During 1998, the Board of Directors of the Company adopted a program to repurchase 43,843 shares, or 5%, of the Company's outstanding Common Stock. It is management's current intention that all repurchased shares will be held as treasury stock and will be used for general corporate purposes, including the exercise of stock options. As of December 31, 1998, the repurchase program has been completed, with 43,843 shares being repurchased under the Stock Repurchase Plan. During the third quarter of 1998, the Company acquired another 199 shares of treasury stock in a transaction unrelated to the Stock Repurchase Plan.


27.  MORTGAGE RATE ADJUSTMENT
     ------------------------

     During the fourth quarter of 1998, the Bank conducted a review of interest rate adjustments made in the past relating to adjustable rate mortgages. Based upon this review, the Bank has determined that it is probable that rebates of excess interest income should be made to a portion of the Bank's adjustable rate loan customers. The Bank currently estimates the amount of these potential rebates at $148,300. This amount has been recorded as a liability on the December 31, 1998 consolidated statement of financial condition, and has been recorded as a charge to current period operations on the consolidated statements of income. The after-tax effect of this charge is approximately $87,000.


28.  YEAR 2000 COMPLIANCE MATTERS
     ----------------------------

     As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology systems and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

     As part of the awareness, inventory and assessment phases of its action plan related to the Year 2000 problem, the Bank has identified the operating systems which are considered critical to the ongoing operations of the Bank and the Company. The Bank is working with companies that supply or service its information technology systems to remedy any perceived Year 2000 problems. As a part of the implementation of its Year 2000 action plan, the Bank has purchased a number of new computers which have been determined to be Year 2000 compliant.

     Of the systems that the Bank has identified as mission critical, the most significant is the on-line account processing system that is performed by a third party service provider, NCR. As of December 31, 1998, NCR has substantially completed its testing of internal systems, and has completed its proxy testing by user participants and its on-line testing. The Bank's review of this proxy test indicates that the transactions performed, the hardware specifications and other factors used in the proxy test closely match the Bank's own operational environment and available hardware. The Bank intends to continue its own program of appropriate testing of this and other mission critical systems.

     The Bank is in the process of evaluating its non-technological systems to determine whether such systems have embedded technology that could be affected by the Year 2000 problem. As of the date hereof, the Bank does not anticipate that any disruption relating to such systems will have a material adverse effect on the Bank's operations.

     During 1998, the Bank developed a contingency plan in the event the mission-critical systems are not successfully renovated in a timely manner or such systems were to actually fail at Year 2000 critical dates. Among other issues, that plan addresses the possibility that NCR, the current data service provider, could fail to operate on January 1, 2000. A business resumption plan was formed to deal with this possibility. With respect to a short-term remedy for business disruptions potentially caused by the Year 2000 problem, the Bank's Board and management have determined that a manual system is the most reasonable approach to allow the Bank to continue to effectively serve its customer base. The business resumption plan addresses preparation, logistics, departmental requirements and guidelines for the potential handling of specific types of banking transactions on such a manual basis.

     Management has indicated that, as of December 31, 1998, approximately $43,000 of expenditures have been incurred resulting from the Bank's efforts to make its systems Year 2000 compliant. Management is currently estimating that approximately $8,000 of additional expenditures will be incurred during 1999 in connection with this issue. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase additional replacement computer systems, programs and equipment, or if the Bank is required to incur substantial additional expense to make the Bank's current systems, programs and equipment Year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

     In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any major borrowers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        Not applicable.


                                PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        -------------------------------------------------------------

     The following table sets forth information regarding each of the directors of the Company. With the exception of Messrs. Burns, Cripps and Rochman, all such individuals also serve as directors of the Bank.

                                           YEAR FIRST            CURRENT
NAME                            AGE   ELECTED DIRECTOR<F1>   TERM TO EXPIRE
---                             ---   --------------------   --------------
David A. Burns                   36           1998                2001
Paul R. Calcattera               48           1992                2000
James L. Cripps                  42           1998                1999
B.D. Cross                       68           1976                2000
Roger O. Hileman                 45           1995                2000
Barrett R. Rochman               56           1998                2001
Charles Stevens                  64           1973                2001
James C. Walker                  72           1959                1999
Randall A. Youngblood            46           1991                1999

_________________

<F1>  Year first elected director of the Company or the Bank.

     The following are brief summaries of the business experience during the past five years of each of the directors and executive officers of the Company. Roger O. Hileman is currently the sole executive officer of the Company.

     DAVID A. BURNS is a director and officer of Custom Software
Solutions, Inc., a nationwide provider of software for the transportation industry. Mr. Burns is also a general partner of the Burns Partnership and a director of EC Development Corporation.

     PAUL R. CALCATERRA is a self-employed merchant in the wholesale food and beverages industry. Mr. Calcaterra is also a current member of the Herrin Chamber of Commerce, the Herrin Elks and Knights of Columbus.

     JAMES L. CRIPPS owns and operates Drivers World in Energy, Illinois. Prior to purchasing Drivers World in January 1999, Mr. Cripps served as Salesman/FIA Manager of Drivers World from 1997 to December 1998. From 1995 to 1997, he was employed by Absher Motor Sales in Marion, Illinois. Mr. Cripps also opened and operated PAR for the Course Driving Range in Marion, Illinois from 1992 until 1996.

     B.D. CROSS is a retiree of Southern Illinois University. Prior to his retirement, he was Director of Off-Campus Educational Programs in England, Germany and the United States. He has a degree in Finance, an advanced degree in Management, and was a certified computer professional. He supervised the Bank Simulation Game for the Illinois Banker's School and served as an executive officer for Mercantile Mortgage Co. and the Olin Corporation.

     ROGER O. HILEMAN has been President and Chief Executive Officer of the Company since its inception and President and Chief Executive Officer of the Bank since joining the Bank in June 1994. From 1983 until he joined the Bank, Mr. Hileman was Executive Vice President and Chief Executive Officer of Chester Savings Bank in Chester, Illinois. Mr. Hileman serves as a member of the Knights of Columbus and the Rotary Club. He is also a current member and director of the local Chamber of Commerce, the Shagbark Girl Scout Council Board (also serving on the Management Committee) and the City of Herrin Economic Development Committee and the Illinois League of Financial Institutions. He also serves on the Finance Committee Of Our Lady of Mt. Carmel Catholic Church and is a member of various other civic organizations.

     BARRETT R. ROCHMAN is a graduate of Southern Illinois University with additional graduate work in economics, marketing, rehabilitation, sociology and industrial psychology. Mr. Rochman established the Rochman Investment Group which includes businesses in mobile catering, real estate investments and entertainment. The Rochman Investment Group has two offices, one in Carbondale, Illinois and one in Chicago, Illinois.

     CHARLES E. STEVENS owns and operates two Dairy Queen/Brazier restaurants in Carterville and Johnston City, Illinois, and the Country Cupboard Restaurant in Carterville, Illinois. Mr. Stevens is a former board member of 1st Bank and Trust of Mt. Vernon/Mercantile and a former chairman of National Dealer Marketing Council Board of International Dairy Queen. Mr. Stevens is a member and director of the Carterville Chamber of Commerce and has served on the John A. Logan College Foundation Board. He is chairman of the Trustees and a Deacon at First Baptist Church in Carterville.

     JAMES C. WALKER has been retired since 1981. Prior to his retirement, Mr. Walker owned a chain of men's clothing stores. Mr. Walker is a current member of the Herrin Chamber of Commerce and the Herrin Rotary Club.

     RANDALL A. YOUNGBLOOD is a self-employed certified public accountant in Herrin, Illinois. He is also a Board member of Herrin Youth Sports and a member of the Herrin Rotary Club and the Accounting/Business Administration Advisory Committee.

     On February 17, 1999, Barrett R. Rochman consented to the entry of a cease-and-desist order by the Securities and Exchange Commission relating to violations by Mr. Rochman of Section 13(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such violations were a result of late filings during 1996 by Mr. Rochman relating to his ownership of shares of Common Stock of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that the Company's officers and directors, and persons who own more than ten percent of the Company's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the knowledge of the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     SUMMARY COMPENSATION TABLE. For the years ended December 31, 1998, 1997 and 1996, the following table presents summary information concerning compensation awarded to or earned by the Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries. No other executive officer earned salary and bonus in excess of $100,000.


                                                                                  LONG-TERM
                                          ANNUAL COMPENSATION                COMPENSATION AWARDS
                              ------------------------------------------  -------------------------
                                                                          RESTRICTED    SECURITIES
NAME AND              FISCAL                           OTHER ANNUAL         STOCK       UNDERLYING       ALL OTHER
PRINCIPAL POSITION     YEAR   SALARY ($)  BONUS ($)  COMPENSATION<F1>($)  AWARD(S)($)   OPTIONS (#)   COMPENSATION ($)
------------------     ----   ----------  ---------  -------------------  -----------   -----------   ----------------
Roger O. Hileman       1998    $91,700     $    --          $--           $     --             --        $45,945<F2>
 President and Chief   1997     88,400      10,093           --            122,752<F3>     21,921         47,511<F4>
 Executive Officer     1996     84,000       8,405           --                 --             --             --

________________

<F1> The aggregate amounts of other annual compensation do not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that fiscal year.
<F2> Consists of director's fees in the amount of $12,350 and the value of shares currently anticipated to be allocated to Mr. Hileman's ESOP account in the amount of $33,595.
<F3> As of December 31, 1998, Mr. Hileman held 8,768 shares of restricted Common Stock awarded under the Heartland Bancshares, Inc. Management Recognition Plan ("MRP"). Such shares had an aggregate value of $129,328 based on the closing price of $14.75 per share of the Common Stock on December 31, 1998. Such shares vest at the rate 20% per year from the date of award, subject to accelerated vesting upon death or disability. Dividends are paid on such vested shares to the extent paid on the Common Stock generally.
<F4> Consists of director's fees in the amount of $12,450 and the value of shares allocated to Mr. Hileman's ESOP account in the amount of $35,061.

     OPTION YEAR-END VALUE TABLE. The following table sets forth information concerning the value of options held by Mr. Hileman at the end of the fiscal year. No options were exercised during 1998.

                              NUMBER OF                             VALUE OF
                        SECURITIES UNDERLYING                      UNEXERCISED
                         UNEXERCISED OPTIONS                   IN-THE-MONEY OPTIONS
                          AT FISCAL YEAR-END                  AT FISCAL YEAR-END<F1>
                   -------------------------------        -------------------------------
NAME               EXERCISABLE       UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----               -----------       -------------        -----------       -------------
Roger O. Hileman      4,384              17,537              $3,288             $13,153

__________

<F1> Based on aggregate fair market value of the shares of Common Stock underlying the options at December 31, 1998 less the aggregate exercise price. For purposes of this calculation, the fair market value of the Common Stock at December 31, 1998 is assumed to be equal to the closing market price of $14.75 per share. All options granted to Mr. Hileman were granted at an exercise price of $14.00 per share.

     DIRECTOR FEES. Each member of the Company's Board of Directors receives a monthly retainer of $200 plus $150 per Board meeting attended for their services as directors of the Company. In addition, each member of the Bank's Board of Directors receives $400 per month plus $250 per Board meeting attended for their services as directors of the Bank. Members of the Board's Loan Committee receive an additional $25 per Loan Committee meeting attended. During the year ended December 31,

1998, directors' fees for service on the Company's and the Bank's Board of Directors totaled $78,275.

     DIRECTOR RETIREMENT PLAN. The Bank's Board of Directors adopted the First Federal Savings and Loan Association of Herrin Retirement Plan for Directors (the "Directors' Plan"), effective December 31, 1995, for its directors who were members of the Bank's Board of Directors at some time on or after the plan's effective date. On June 28, 1996, the date of completion of the Conversion, the Bank assumed the obligations of the Directors' Plan. Under the Director Retirement Plan, a bookkeeping account in each participant's name is credited with "Performance Units" according to the following formula: (i) 70 Performance Units for each full year of service as a director prior to 1996 plus (ii) 100 Performance Units for each full year of service as a director after 1995 with the value of each Performance Unit equal to the average fair market value of one share of the Company's Common Stock as of December 31st of each of the three years preceding the determination date (or such shorter period as to which trading information is available).
Additional Performance Units are to be credited at the end of each year after 1995 based upon the amount of dividends paid on the Company's
Common Stock.   A participant's vested interest ("Vested Percentage") in
Performance Units credited on the plan's effective date equals 50% if the participant serves on the Board for less than a year after December 31, 1995, increases to 75% if the participant completes 2 years of service after 1995, and becomes 100% if the participant completes a third year of service after 1995. In the event a participant's service on the Board is terminated due to death or disability, the participant's Vested Percentage becomes 100% regardless of the number of years of service. Performance Units credited after the plan's effective date are fully vested at all times.

     A participant's vested benefits under the Directors' Plan will be paid in substantially equal installments over a 10-year period after the participant's service as a director terminates for any reason. Notwithstanding the foregoing, a participant may elect, within 30 days after becoming, a participant, to have his or her account paid in a single lump sum distribution or in annual payments over a period of less than ten years. If a participant dies before receiving all benefits payable under the Directors' Plan, such payments shall be made to his or her beneficiary or, if no beneficiary has been designated or if the designated beneficiary has predeceased the participant, to the participant's estate. Benefits under the Directors' Plan are nontransferable. The Bank will pay all benefits in cash from its general assets, and expects to establish a trust in order to hold assets with which to pay benefits. Trust assets will be subject to the claims of the Bank's general creditors. In the event a participant prevails over the Bank in a legal dispute as to the terms or interpretation of the Directors' Plan, he or she will be reimbursed for his or her legal and other expenses.

     EMPLOYMENT AGREEMENTS. The Bank entered into an employment agreement (the "Employment Agreement") with Mr. Roger O. Hileman, President and Chief Executive Officer of the Bank and of the Company. In such capacities, Mr. Hileman is responsible for overseeing all operations of the Bank and the Company, and for implementing the policies adopted by the Board of Directors. The Board of Directors of the Bank believes that the Employment Agreement assures fair treatment of Mr. Hileman in relation to his career with the Bank by assuring him of some financial security.

     The Employment Agreement became effective on June 28, 1996 (the "Effective Date") and provides for a term of three years, with an annual base salary of $91,700. On each anniversary date from the Effective Date, the term of his employment under the Employment Agreement may be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of Mr. Hileman has met the required performance standards and that such Employment Agreement should be extended. The Employment Agreement provides Mr. Hileman with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, and vacation and sick leave. The Employment Agreement will terminate upon Mr. Hileman's death or disability, and is terminable by the Bank for "just cause" as defined in the Employment Agreement. In the event of termination for just cause, no severance benefits are available under the Employment Agreement. If the Bank terminates
Mr. Hileman's employment without just cause or takes action constituting a constructive discharge, Mr. Hileman will be entitled to a payment of his salary up to the Employment Agreement's expiration date, plus said salary for an additional 12-month period, and, at Mr. Hileman's election, either cash in an amount equal to the cost to him of obtaining health, life, disability and other benefits through the Employment Agreement's expiration date, or continued participation under the benefit plans of the Bank through the Employment Agreement's expiration date, but only to the extent Mr. Hileman continues to qualify for participation therein. Amounts payable to Mr. Hileman will be paid, at the option of Mr. Hileman, either in periodic payments through the Employment Agreement's expiration date, or in one lump sum within ten
(10) days of such termination. If the Employment Agreement is terminated due to Mr. Hileman's "disability" (as defined in the Employment Agreement), Mr. Hileman will be entitled to a continuation of his salary and benefits for up to 180 days following such termination. In the event of Mr. Hileman's death during the term of the Employment Agreement, his estate will be entitled to receive his salary through the end of the month in which Mr. Hileman's death occurred. Severance benefits payable to Mr. Hileman or to his estate will be paid in a lump sum or in installments, as he (or his estate) elects. Mr. Hileman is able to voluntarily terminate his Employment Agreement by providing 90 days' written notice to the Board of Directors of the Bank, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

     The Employment Agreement contains provisions stating that in the event of Mr. Hileman's involuntary termination of employment in connection with, or within one year after, any change in control of the Bank or the Company, other than for just cause, Mr. Hileman will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. Hileman receives on account of the change in control. "Change in control" generally refers to the acquisition, by any person or entity, of (a) the ownership or power to vote more than 25% of the Bank's or Company's voting stock, (b) the ability to control the election of a majority of the Bank's or the Company's directors or
(c) a controlling influence over the management or policies of the Bank or the Company. In addition, under the Employment Agreement, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank who were directors at the beginning of such period cease to constitute at least a majority of the Board of Directors of the Company or the Bank, provided that no change of control shall have occurred if the election of said directors was approved by at least a majority of the initial directors then in office. The Employment Agreement provides that within 5 business days of a change in control, the Bank shall fund, or cause to be funded, a trust in the amount of 2.99 times his base amount, that will be used to pay
Mr. Hileman amounts owed to him upon termination, other than for just cause, within one year of the change in control. The Employment Agreement also provides for a similar lump sum payment to be made in the event of his voluntary termination of employment within 30 days of a change in control of the Bank or the Company. Alternatively, Mr. Hileman may voluntarily terminate his employment within one year of a change in control and be entitled to receive a similar payment, within 90 days following the occurrence of certain specified events, which have not been consented to in writing by him, including (i) the requirement that he perform his principal executive functions more than 30 miles from his current primary office, (ii) a material reduction in his base compensation as then in effect, (iii) the failure of the Bank to maintain existing or substantially similar employee benefit plans,
(iv) the assignment to him of duties and responsibilities which are other than those normally associated with his position, (v) a material reduction in his authority and responsibility, (vi) the failure to re-elect him to the Bank's Board of Directors and (vii) a material reduction in his administrative support.

     The aggregate payments that would be made to Mr. Hileman, assuming his termination of employment under the foregoing circumstances at December 31, 1998, would have been approximately $310,000. In the event that Mr. Hileman prevails over the Company and the Bank in a legal dispute as to the Employment Agreement, he will be reimbursed for his legal and other expenses.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

SECURITY OWNERSHIP

     The following table sets forth, as of March 15, 1999, certain information as to those persons who were beneficial owners of more than five percent (5%) of the Common Stock and as to the shares of the Common Stock beneficially owned by each of the Company's directors and executive officers and by all executive officers and directors of the Company as a group. Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Exchange Act. Based upon such reports, management knows of no persons, other than those set forth below, who owned more than 5% of the outstanding shares of the Common Stock as of March 15, 1999.

                                                                   NUMBER OF SHARES      PERCENT OF OUTSTANDING
                  NAME AND ADDRESS<F1>                           BENEFICIALLY OWNED<F2>     COMMON STOCK<F3>
                  --------------------                           ----------------------     ----------------
Roger O. Hileman                                                        40,333<F4>                4.6%
Charles E. Stevens                                                      27,453<F5>                3.1
James C. Walker                                                         24,453<F5>                2.8
Randall A. Youngblood                                                   27,453<F5>                3.1
Paul R. Calcaterra                                                      27,453<F5>                3.1
B. D. Cross                                                             27,453<F5>                3.1
James L. Cripps                                                         15,092<F6>                1.7
David A. Burns                                                           5,000                    <F*>
Barrett R. Rochman                                                      80,312                    9.2
Heartland Bancshares, Inc. Employee Stock Ownership Plan                68,939                    7.9
Tontine Financial Partners, L.P.                                        80,800<F7>                9.2
Tontine Overseas Associates, L.L.C.                                      6,800<F7>                <F*>
Directors and executive officers as a group (9 persons)                274,997<F8>               30.7

---------
<F*>less than one percent

<F1> Unless otherwise indicated, the address for each person is 318
     South Park Avenue, Herrin, Illinois  62948-3604.

<F2> Includes the following:  stock held in joint tenancy; stock owned as tenants in common; stock owned or held by a spouse or other member of the individual's household; stock allocated through certain employee benefit plans of the Company; stock in which the individual either has or shares voting and/or investment power; and shares that the individual has the right to acquire at any time within 60 days of the Record Date. Each person or relative of such person whose shares are included herein exercises sole or shared voting and dispositive power as to the shares reported. Does not include shares with respect to which directors Walker, Stevens, Youngblood, Cross and Calcaterra have "voting power" by virtue of their positions as trustees of the trust holding 68,939 shares under the Company's ESOP. The ESOP trustees must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. Unallocated shares and allocated shares for which no timely direction is received are voted by the ESOP trustees in proportion to the participant-directed voting of allocated shares.

<F3> The percentage calculations for beneficial ownership are based upon 876,875 shares of Common Stock that were issued and outstanding as of March 15, 1999. In calculating the percentage ownership by each named individual, the number of shares outstanding is deemed to include any shares of Common Stock that the individual has the right to acquire within 60 days of March 15, 1999.

<F4> Includes 8,768 shares that Mr. Hileman has the right to acquire within 60 days of March 15, 1999 upon the exercise of stock options. Also includes 4,059 shares under the ESOP and 3,506 shares under the MRP that have vested or are subject to vesting within 60 days of March 15, 1999.

<F5> Includes 1,752 shares that each of Messrs. Stevens, Walker,
     Youngblood, Calcaterra and Cross has the right to acquire within 60 days of March 15, 1999 upon the exercise of stock options and 701 shares under the MRP for each such individual that have vested or are subject to vesting within 60 days of March 15, 1999.

<F6> Includes 876 shares under the MRP held by Mr. Cripps' spouse that have vested or are subject to vesting within 60 days of March 15, 1999. Also includes 1,715 shares under the ESOP owned by Mr. Cripps' spouse.

<F7> The information is based on a Schedule 13D (Amendment No. 1), dated May 14, 1998, of Tontine Financial Partners, L.P., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C. and Jeffrey L. Gendell (collectively, the "Tontine Group"). The information in the Schedule 13D indicates that Tontine Financial Partners, L.P., Tontine Management, L.L.C. and Jeffrey L. Gendell share voting and dispositive power with respect to 80,800 shares and that Tontine Overseas Associates, L.L.C. and Jeffrey L. Gendell share voting and dispositive power with respect to 6,800 shares. The address for the Tontine Group is 31 West 52nd Street, 17th Floor, New York, New York 10017.

<F8> Includes 17,528 shares that all directors and executive officers as a group have the right to acquire within 60 days after the Record Date upon the exercise of stock options. Also includes 4,059 shares under the ESOP and 7,887 shares under the MRP that have vested or are subject to vesting within 60 days of March 15, 1999.


CHANGES IN CONTROL

     On December 23, 1998, the Company entered into an Agreement and Plan of Merger with Banterra Corp. and Banterra Acquisitionco, Inc. which provides for the acquisition of the Company by Banterra by means of the merger of Acquisitionco with and into the Company with the Company as the surviving entity. Consummation of the transactions contemplated by the Agreement and Plan of Merger is subject to a number of conditions, including approval of the Agreement and Plan of Merger by the shareholders of the Company and receipt of all requisite regulatory approvals.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The Bank offers loans to its directors and officers. These loans currently are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and to not involve more than the normal risk of collectibility or present other unfavorable features. The Bank's loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, all loans to such persons must be approved in advance by a disinterested majority of the Board of Directors. At December 31, 1998, the Bank's loans to directors and executive officers totaled $271,375, or 2.82% of stockholders' equity at that date.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits:  See Exhibit Index on page 92 hereto.

     (b) Reports on Form 8-K: On December 23, 1998, the Company filed a Current Report on Form 8-K announcing the Agreement and Plan of Merger entered into by the Company and Banterra Corp.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HEARTLAND BANCSHARES, INC.

March 26, 1999           By: /s/ Roger O. Hileman
                             ----------------------------------------
                             Roger O. Hileman
                             President and Chief Executive Officer
                             (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Roger O. Hileman                                 March 26, 1999
     -----------------------------------------------
     Roger O. Hileman
     President, Chief Executive Officer and Director
     (Principal Executive, Financial and Accounting
     Officer)

By:  /s/ Randall A. Youngblood                            March 26, 1999
     -----------------------------------------------
     Randall A. Youngblood
     Chairman of the Board

By:  /s/ David A. Burns                                   March 26, 1999
     -----------------------------------------------
     David A. Burns
     Director

By:  /s/ Paul R. Calcaterra                               March 26, 1999
     -----------------------------------------------
     Paul R. Calcaterra
     Director

By:  /s/ James L. Cripps                                  March 26, 1999
     -----------------------------------------------
     James L. Cripps
     Director

By:  /s/ B. D. Cross                                      March 18, 1999
     -----------------------------------------------
     B. D. Cross
     Director

By:  /s/ Barrett R. Rochman                               March 26, 1999
     -----------------------------------------------
     Barrett R. Rochman
     Director

By:  /s/ Charles Stevens                                  March 26, 1999
     -----------------------------------------------
     Charles Stevens
     Director

By:  /s/ James C. Walker                                  March 26, 1999
     -----------------------------------------------
     James C. Walker
     Director

                                  EXHIBIT INDEX
     No.    Description
     ---    -----------
     2.1    Agreement and Plan of Merger, dated as of December 23,
            1998, by and among Banterra Corp., Banterra
            Acquisitionco, Inc. and the Registrant, filed as Exhibit
            2.1 to the Registrant's Current Report on Form 8-K dated
            December 30, 1998, is hereby incorporated by reference.

     3.1 Articles of Incorporation of Heartland Bancshares, Inc., filed as Exhibit 3.1 to the Registrant's Registration
            Statement on Form SB-2 (File No. 333-798), is hereby incorporated by reference.

     3.2    Bylaws of Heartland Bancshares, Inc., filed as Exhibit
            3.2 to the Registrant's Registration Statement on Form
            SB-2 (File No. 333-798), is hereby incorporated by reference.

<F*>10.1    Heartland Bancshares, Inc. 1996 Stock Option and
            Incentive Plan, filed as Exhibit 10.1 to the Registrant's
            Registration Statement on Form SB-2 (File No. 333-798), is hereby incorporated by reference.

<F*>10.2    Heartland Bancshares, Inc. Management Recognition Plan,
            filed as Exhibit 10.2 to the Registrant's Registration
            Statement on Form SB-2 (File No. 333-798), is hereby incorporated by reference.

<F*>10.3    Employment Agreement by and between Heartland National
            Bank and Roger O. Hileman.

<F*>10.4    First Federal Savings and Loan Association of Herrin
            Retirement Plan for Directors, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2
            (File No. 333-798), is hereby incorporated by reference.

     21     Subsidiaries of the Registrant.

     23     Consent of Gray Hunter Stenn LLP.

     27     Financial Data Schedule.

_______________
<F*> Management contract or compensatory plan.
