Form 10QSB
period 1999-03-31
HEARTLAND BANCSHARES INC
filed 1999-05-17
CIK 1007002

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB


         Quarterly Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


           For the quarterly period ended March 31, 1999


                  Commission file number: 0-28442


                     HEARTLAND BANCSHARES, INC.
       (Exact name of registrant as specified in its charter)


               Illinois                       37-1356594
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)        Identification No.)


         318 South Park Avenue
           Herrin, Illinois                   62948-3604
(Address of principal executive offices)      (Zip code)

Issuer's telephone number, including area code: (618) 942-7373

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

As of May 13, 1999, the registrant had outstanding 876,875 shares of Common Stock, $.01 par value.

                                     TABLE OF CONTENTS
                                                                                         Page
                                                                                         ----
PART I   FINANCIAL INFORMATION                                                              3
Item 1.  Financial Statements                                                               3
            Consolidated Statements Of Financial Condition                                  3
            Consolidated Statements Of Income                                               4
            Consolidated Statements Of Stockholders' Equity                                 5
            Consolidated Statements Of Cash Flows                                           6
Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of
         Operations                                                                        11
            Cautionary Statement Regarding Forward-Looking Statement                       11
            General                                                                        11
            Financial Condition                                                            12
            Results of Operations                                                          13
            Liquidity and Capital Resources                                                14
            Year 2000 Compliance Matters                                                   15

PART II. OTHER INFORMATION                                                                 17
Item 1.  Legal Proceedings                                                                 17
Item 2.  Changes in Securities and Use of Proceeds                                         17
Item 3.  Defaults Upon Senior Securities                                                   17
Item 4.  Submission of Matters to a Vote of Securityholders                                17
Item 5.  Other Information                                                                 17
Item 6.  Exhibits and Reports on Form 8-K                                                  17

SIGNATURE PAGE                                                                             18

EXHIBIT INDEX                                                                              19

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                                 HEARTLAND BANCSHARES, INC.
                                      AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (IN THOUSANDS)
                                                                    March 31,       December 31,
                                                                      1999             1998
                                                                   -----------      ------------
                                                                   (unaudited)
ASSETS
------
Cash and cash equivalents
   Interest-bearing                                                 $ 8,784           $10,220
   Noninterest-bearing                                                1,421             1,982
Certificates of deposit                                               1,579             1,379
Investment securities available-for-sale at
   estimated market value                                             1,139             1,145
Investment securities held-to-maturity                                8,779             5,287
Mortgage-backed and related securities available-for-
   sale at estimated market value                                       367               661
Mortgage-backed and related securities held-to-maturity               4,707             4,251
Loans receivable, net                                                34,797            36,382
Investments required by law                                             539               539
Property, equipment and property held for investment, net               472               486
Accrued interest receivable                                             335               229
Prepaid expenses and other assets                                        65                60
Prepaid income taxes                                                    206               173
Foreclosed real estate                                                  246               293
Deferred tax asset                                                      256               238
                                                                    -------           -------
TOTAL ASSETS                                                        $63,692           $63,325
                                                                    =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
   Deposits                                                         $51,777           $51,417
   Accrued interest on deposits                                          41                49
   Advances from borrowers for taxes and insurance                      279               205
   Other liabilities                                                    311               359
                                                                    -------           -------

         Total Liabilities                                           52,408            52,030
                                                                    =======           =======

Commitments and Contingencies
Stockholders' Equity
   Preferred stock, $.01 par value per share:
      1,000,000 shares authorized, none issued                            -                 -
   Common stock, $.01 par value per share:
      4,000,000 shares authorized; 876,875 shares issued; 832,833
      outstanding at March 31, 1999 and December 31, 1998                 9                 9
   Additional paid-in capital                                         8,263             8,255
   Unearned employee stock ownership plan (ESOP) shares                (412)             (429)
   Management recognition plan (MRP) shares                            (420)             (435)
   Treasury stock (44,042 shares at cost)                              (684)             (684)
   Retained earnings - substantially restricted                       4,520             4,566
   Accumulated other comprehensive income                                 8                13
                                                                    -------           -------

         Total Stockholders' Equity                                  11,285            11,295
                                                                    -------           -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $63,692           $63,325
                                                                    =======           =======

See accompanying notes to consolidated financial statements.

                               HEARTLAND BANCSHARES, INC.
                                     AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)
                                                                        Three Months Ended
                                                                        ------------------
                                                                    March 31,         March 31,
                                                                      1999              1998
                                                                    ---------         ---------
Interest Income
   Interest on first mortgage loans                                  $  680            $  850
   Interest on other loans                                               66                52
   Interest on investments, securities, and deposits with banks         231               147
   Interest on mortgage-backed securities                                59               109
                                                                     ------            ------
         Total Interest Income                                        1,036             1,158

Interest Expense
   Interest on deposits                                                 598               642
   Interest on other borrowed funds                                       -                 3
                                                                     ------            ------

         Total Interest Expense                                         598               645
                                                                     ------            ------

Net Interest Income                                                     438               513

Provision for Loan Losses                                                 -                81
                                                                     ------            ------

Net Interest Income After Provision for Loan Losses                     438               432
                                                                     ------            ------

Non-Interest Income
   Initial service charges and other loan fees                           14                12
   Gain on sale of other real estate                                      7                 8
   Other                                                                 34                27
                                                                     ------            ------

         Total Non-Interest Income                                       55                47
                                                                     ------            ------

Non-Interest Expense
   Compensation to directors, officers and employees                    171               201
   Pension expense and other employee benefits                           35                39
   Office, properties and equipment expense, including depreciation      34                34
   Advertising                                                            3                 9
   Federal insurance premiums                                            12                12
   Stationery, postage and office supplies                               14                14
   Checking account expense                                               -                19
   Service bureau expense                                                43                43
   Legal and professional services                                      210                46
   Other                                                                 66                59
                                                                     ------            ------

         Total Non-Interest Expense                                     588               476
                                                                     ------            ------

Income Before Income Taxes                                              (95)                3

Income Tax Expense (Benefit)                                            (49)               (4)
                                                                     ------            ------

Net Income (Loss)                                                    $  (46)           $    7
                                                                     ======            ======

Earnings (Loss) Per Common Share - Basic
   Net income (loss)                                                 $ (.06)           $  .01
                                                                     ======            ======

Earnings (Loss) Per Common Share - Assuming Dilution
   Net income (loss)                                                 $ (.06)           $  .01
                                                                     ======            ======

See accompanying notes to consolidated financial statements.

                                         HEARTLAND BANCSHARES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)
                                                                                                           Accumulated
                                               Additional   Unearned                                          Other
                                    Common      Paid-In       ESOP      MRP      Treasury     Retained    Comprehensive
                                    Stock       Capital      Shares    Shares      Stock      Earnings        Income       Total
                                    -----       -------      ------    ------      -----      --------        ------       -----
Balance at December 31, 1998         $ 9        $8,255       $(429)    $(435)      $(684)      $4,566           $13       $11,295
----------------------------

Comprehensive income (loss):
   Net income (loss)                   -             -           -         -           -          (46)            -           (46)

   Other comprehensive income,
    net of tax:
      Unrealized gains (losses) on
       securities:
         Gain arising during year
          (net of tax of $(3))         -             -           -         -           -            -            (5)           (5)
         Reclassification adjustment   -             -           -         -           -            -             -             -
                                     ---        ------       -----     -----       -----       ------           ---       -------

Total comprehensive income (loss)      -             -           -         -           -          (46)           (5)          (51)

Amortization of MRP expense            -             -           -        15           -            -             -            15

Cash dividends paid                    -             -           -         -           -            -             -             -

Amortization of ESOP expense           -             8          17         -           -            -             -            25
                                     ---        ------       -----     -----       -----       ------           ---       -------

Balance at March 31, 1999            $ 9        $8,263       $(412)    $(420)      $(684)      $4,520           $ 8       $11,284
-------------------------            ===        ======       =====     =====       =====       ======           ===       =======

See accompanying notes to consolidated financial statements.

                               HEARTLAND BANCSHARES, INC.
                                     AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)
                                                                       Three Months Ended
                                                                       ------------------
                                                                   March 31,         March 31,
                                                                     1999              1998
                                                                   ---------         ---------
Cash Flows From Operating Activities:
------------------------------------
   Net income                                                      $   (46)          $     7
                                                                   -------           -------
   Adjustments to reconcile net income to net cash
   provided (used) by operating activities
      Depreciation                                                      14                14
      Discount accretion/premium amortization-securities (net)          10                (1)
      Amortization of deferred loan origination fees                    (8)               (8)
      Amortization of ESOP expense                                      25                40
      Amortization of MRP expense                                       15                15
      Provision for loan losses                                          -                81
      (Gain) loss on sale of other real estate                          (7)               (8)
      (Increase) decrease in accrued interest receivable              (106)              (19)
      (Increase) decrease in prepaid expenses/other assets              (5)              (15)
      (Increase) decrease in deferred income taxes                     (15)              (19)
      Increase (decrease) in accrued interest payable                   (8)              (12)
      Increase (decrease) in other liabilities                         (48)               13
      Increase (decrease) in accrued income taxes                      (34)             (109)
                                                                   -------           -------
      Total adjustments                                               (167)              (28)
                                                                   -------           -------
   Net cash used in operating activities                              (213)              (21)
                                                                   -------           -------

Cash Flows From Investing Activities:
------------------------------------
   Net (increase) decrease in certificates of deposit                 (200)                -
   Proceeds from maturities of investment securities
      and mortgage-backed securities held-to-maturity                2,750               250
   Proceeds from maturities of investment securities
      and mortgage-backed securities available-for-sale                  -               200
   Principal payments on mortgage-backed securities                    814               439
   Net (increase) decrease in loans receivable                       1,593             1,726
   Purchases of property and equipment                                   -               (16)
   Purchase of investment securities held-to-maturity               (6,241)                -
   Purchase of mortgage-backed securities held-to-maturity            (988)                -
   Proceeds from sale of other real estate                              54                90
                                                                   -------           -------
Net cash provided by (used in) investing activities                 (2,218)            2,689
                                                                   -------           -------

Cash Flows From Financing Activities:
------------------------------------
   Net increase (decrease) in deposits                                 360            (1,178)
   Net increase (decrease) in mortgage escrow funds                     74               109
   Dividends on common stock                                             -               (83)
   Payments on Federal Home Loan Bank advances                           -              (750)
                                                                   -------           -------
   Net cash provided by (used in) financing activities                 434            (1,902)
                                                                   -------           -------

Net increase in cash and cash equivalents                           (1,997)              766
Cash and cash equivalents at beginning of period                    12,202             4,970
                                                                   -------           -------
Cash and cash equivalents at end of period                         $10,205           $ 5,736
                                                                   =======           =======

Supplemental disclosures
Cash paid during the period for:
   Interest                                                        $   606           $   657
   Income taxes                                                          -               124
Loans transferred to foreclosed real estate
   during period                                                         -               118
Proceeds from sales of foreclosed real estate
   financed through loans                                                -                19

See accompanying notes to consolidated financial statements.

                     HEARTLAND BANCSHARES, INC.
                           AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                      MARCH 31, 1999 AND 1998


1.   BUSINESS
     --------

     On June 28, 1996, First Federal Savings and Loan Association of Herrin (the "Association") completed its conversion (the "Conversion") from a federal mutual savings and loan association to a federal stock savings and loan association, and then from a stock association to a national bank known as Heartland National Bank (the "Bank"). Simultaneously, the Bank was acquired by Heartland Bancshares, Inc. (the "Company"), which was formed to act as the holding company of the Bank. At the date of the Conversion, the Company completed the sale of 876,875 shares of common stock, $.01 par value (the "Common Stock"), at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees and amounts retained to fund the Company's employee stock ownership plan (the "ESOP") totaled approximately $7.4 million.

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

2.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with generally accepted accounting principles.
     However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements for the three months ended March 31, 1999 and 1998 have been recorded. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain reclassifications have been made for the three months ended March 31, 1998 to conform with the financial statement presentation for the three months ended March 31, 1999. The reclassifications had no effect on previously reported net income or retained earnings.

3.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and Herrin First Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

4.   EARNINGS PER SHARE
     ------------------

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," earnings per common share are being computed and presented on both a basic and diluted basis. Basic earnings per share are computed based on the weighted average number of shares actually outstanding during the period in question. In addition to using the weighted average number of outstanding shares, diluted earnings per share computations also consider the dilutive effect of stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"), only ESOP shares that have been committed to be released are considered outstanding shares. The number of shares outstanding has also been reduced by shares repurchased by the Company and held as treasury stock (see Note 11). The weighted average numbers of shares used for basic earnings per share for the three months ended March 31, 1999 and March 31, 1998 were 790,904 and 816,763, respectively. The weighted average numbers of shares used for diluted earnings per share for the three months ended March 31, 1999 and March 31, 1998 were 793,974 and 824,261, respectively.

5.   DIVIDENDS PER SHARE
     -------------------

     In accordance with the provisions of SOP 93-6, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes.

6.   EMPLOYEE STOCK OWNERSHIP PLAN
     -----------------------------

     The Company has established a tax qualified ESOP for employees of the Company and its subsidiary. Employees who have attained age 21 and completed one year of service are eligible to participate in the ESOP. On June 28, 1996, the Company loaned the ESOP $701,500 (the "Loan") to finance the ESOP's initial purchase of 70,150 shares. The Loan is due and payable in ten (10) annual payments of principal and interest beginning December 31, 1996. The principal is to be repaid in equal installments with interest at a variable rate of 1% above prime. The Company intends to contribute sufficient funds to the ESOP to enable it to repay the Loan, plus such other amounts as the Company's Board of Directors may determine in its discretion. The Company accounts for its ESOP in accordance with SOP 93-6. As shares are committed to be released to participants, the Company reports employee benefits expense based on the average market price of the shares during the period and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP benefits expense recorded during the three months ended March 31, 1999 and 1998 was $25,444 and $37,587, respectively.

7.   DIRECTOR RETIREMENT PLAN
     ------------------------

     In connection with the Conversion, the Board of Directors of the Association (now the Bank) adopted a director retirement plan (the "Director Retirement Plan") effective December 31, 1995 (the "Effective Date") for its directors who are members of the Board of Directors at some time on or after the Effective Date. Under the Director Retirement Plan, a bookkeeping account in each participant's name is credited with "Performance Units" according to the following formula: (i) 70 Performance Units for each full year of service as a director prior to 1996, plus (ii) 100 Performance Units for each full year of service as a director after 1995, with the value of each Performance Unit equal to the average fair market value of one share of the Company's Common Stock as of December 31st of each of the three years preceding the determination date (or such shorter period as to which trading information is available). Additional Performance Units are to be credited at the end of each year after 1995, based upon the amount of dividends paid on the Company's Common Stock. A participant's vested interest in Performance Units credited on the Effective Date becomes 50% vested if the participant serves on the Board for less than a year after 1995, 75% vested after the second year and 100% vested after the third year. In the event a participant's service on the Board is terminated due to death or disability, the vested percentage becomes 100% regardless of the number of years of service. Performance Units credited after the Effective Date are fully vested at all times.

     As of March 31, 1999, a liability of $122,771 has been recognized in the financial statements based on the vested value of the interests in the Director Retirement Plan as of that date. The amount of expense recognized in the financial statements for the three months ended March 31, 1999 and 1998 was $2,063 and $9,513, respectively.

8.   MANAGEMENT RECOGNITION PLAN
     ---------------------------

     On January 28, 1997, the stockholders of the Company approved a management recognition plan ("MRP"). With funds contributed by the Company, the MRP has purchased, in the aggregate, 35,075 shares of the Company's Common Stock (the maximum number of shares allowed to be purchased). Such shares were purchased in the open market. In June 1997, the MRP's administrative committee voted to grant awards of Common Stock totaling 21,917 shares to certain executive officers and directors of the Company and the Bank. These awards were deemed to be effective as of the date of stockholder approval of the MRP. Common Stock granted under the MRP vests over a five-year period at twenty percent per year. Under current accounting standards, when MRP awards are granted, the Company recognizes compensation expense based on the fair market value of the Common Stock on the date the awards are granted with such amount being amortized over the expected vesting period for the award. As of March 31, 1999, 35,075 shares had been purchased on the open market by the MRP at a total cost of approximately $552,000. This amount has been recorded in the consolidated financial statements as an increase in a contra equity account. This contra equity account will be amortized to expense in the future over the period over which the MRP awards become vested. The amount of expense recognized in the financial statements for the three months ended March 31, 1999 and 1998 was $15,342 for both periods.

9.   STOCK OPTION AND INCENTIVE PLAN
     -------------------------------

     Also on January 28, 1997, the stockholders of the Company approved a stock option and incentive plan (the "Option Plan"). The Option Plan provides for the granting of stock options and stock appreciation rights to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the Option Plan after which no awards may be granted. The Company has reserved 87,687 authorized, but unissued shares (or treasury shares) of Common Stock for issuance upon the future exercise of options or stock appreciation rights under the Option Plan. On the effective date of the Option Plan, certain executive officers and directors of the Company and the Bank received a grant of an option under the Option Plan to purchase shares of Common Stock at an exercise price per share equal to the fair market value on that date. The Option Plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date the option was granted. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the Option Plan. Recognition of compensation expense for stock options is not required when options are granted at an exercise price equal to or exceeding the fair market value of the Company's Common Stock on the date the option is granted. Therefore, no expense related to the Option Plan is reflected on the accompanying financial statements.

10.  REGULATORY CAPITAL
     ------------------

     The Bank is required to maintain certain levels of regulatory capital. At March 31, 1999, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the liquidation account.

11.  STOCK REPURCHASE PLAN AND TREASURY STOCK
     ----------------------------------------

     During 1998, the Board of Directors of the Company adopted a Stock Repurchase Plan (the "Stock Repurchase Plan") to repurchase 43,843 shares, or 5%, of the Company's outstanding Common Stock. It is management's intention that all repurchased shares be held as treasury stock and be used for general corporate purposes, including the exercise of stock options. As of March 31, 1999, the Stock Repurchase Plan had been completed, with 43,843 shares being repurchased. During the third quarter of 1998, the Company acquired another 199 shares of treasury stock in a transaction unrelated to the Stock Repurchase Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and its subsidiaries. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect the Company's future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated.

GENERAL

     The following discussion reviews the consolidated financial condition of the Company, the Bank and Herrin First Service Corporation, a wholly owned subsidiary of the Bank, as of March 31, 1999 and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998.

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

     The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Bank's net earnings also are affected by the level of non-interest income, which primarily consists of fees and service charges, and by the level of its operating expenses and provisions for loan losses.

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

FINANCIAL CONDITION

     Total assets increased by $367,000, or 58 basis points, from $63.3 million at December 31, 1998 to $63.7 million at March 31, 1999. The increase was due primarily to an increase of $3.6 million in investment and mortgage-backed securities. This increase was partially offset by decreases of $1.6 million in loans receivable and $1.8 million in cash and cash equivalents and certificates of deposit from December 31, 1998 to March 31, 1999.

     The Bank's loan portfolio decreased by $1.6 million, or 4.36%, from $36.4 million at December 31, 1998 to $34.8 million at March 31, 1999. The decrease in loan activity during the period was attributable to the level of repayments on existing loans exceeding new loan demand for the three months ended March 31, 1999. The decrease reflected decreasing loan originations, especially in the one- to four-family residential area.

     The Bank's allowance for loan losses totaled $382,000 and $372,000 at March 31, 1999 and December 31, 1998, respectively. During the three months ended March 31, 1999, net loan recoveries totaled $10,000. No additional provision was made during the period.

     The Company's consolidated investment securities portfolio totaled $9.9 million at March 31, 1999, an increase of $3.5 million from $6.4 million at December 31, 1998. This increase was due to purchases of investment securities totaling $6.2 million exceeding sales and maturities of such securities totaling $2.7 million for the three months ended March 31, 1999. The Company's mortgage-backed and related securities portfolio totaled $5.1 million as of March 31, 1999, an increase of $162,000 from $4.9 million at December 31, 1998. This increase was due to new purchases of mortgage-backed and related securities of $988,000 for the three months ended March 31, 1999, partially offset by $814,000 of principal payments received on such securities during the same period. During the three months ended March 31, 1999, the Bank's portfolio of investment securities and mortgage-backed and related securities classified as available for sale decreased capital by $5,000 (net of taxes) as a result of a decrease in the market value of such securities classified as available for sale pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

     Total liabilities increased by $378,000, or 73 basis points, from $52.0 million at December 31, 1998 to $52.4 million at March 31, 1999. Total deposits increased by $360,000, or 70 basis points, from $51.4 million at December 31, 1998 to $51.8 million at March 31, 1999. The increase in total liabilities was primarily attributable to an increase in deposits. The increase in deposits was primarily a result of increases in short-term deposits such as NOW accounts and passbook savings accounts.

     Stockholders' equity decreased by $11,000 during the three months ended March 31, 1999. This decrease was due to a net loss of $46,000 from operations and $5,000 of unrealized holding losses on securities (net of tax). These decreases were offset by amortization of ESOP and MRP expense of $40,000.

RESULTS OF OPERATIONS

     Net Income.  The Company incurred a net loss of $46,000 for the
     ----------
three months ended March 31, 1999, as compared to net income of $7,000 for the three months ended March 31, 1998. The decrease of $53,000, or 757.14%, reflects a decrease of $75,000, or 14.62%, in net interest income. Also contributing to the decrease in net income was an increase of $112,000, or 23.53%, in non-interest expense for the three months ended March 31, 1999, as compared with the same period in 1998. These changes were partially offset by an increase of $8,000, or 17.02%, in non-interest income, a decrease of $81,000 in the provision for loan losses and a decrease of $45,000 in income tax expense.

     Net Interest Income.  Net interest income decreased $75,000, or
     -------------------
14.62%, to $438,000 for the three months ended March 31, 1999, as compared to $513,000 for the three months ended March 31, 1998. This decrease was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 119.83% for the three months ended March 31, 1998 to 118.18% for the three months ended March 31, 1999, while the net interest margin decreased from 2.45% for the three months ended March 31, 1998 to 2.20% for the three months ended March 31, 1999. The decrease in the net interest margin was coupled with the fact that average interest-earning assets decreased more than average interest-bearing liabilities for the periods in question.

     Interest Income.  Total interest income decreased by $122,000, or
     ---------------
10.54%, to $1.0 million for the three months ended March 31, 1999 as compared to $1.2 million for the three months ended March 31, 1998. The decrease in interest income reflects a decrease of $2.8 million, or 4.43%, in average interest-earning assets from $62.7 million for the three months ended March 31, 1998 to $60.0 million for the three months ended March 31, 1999. This decrease was due to a decrease of $9.8 million in the average balance of loans receivable during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in loans reflects a decline in the new loans being originated by the Bank compared with the level of repayments on existing loans. The decrease in the average balance of loans receivable was partially offset by an increase of $7.1 million in the average balance of the securities and short-term investment portfolios during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, resulting from new investments exceeding maturities and repayments on such assets in this area. The decrease in average interest-earning assets was accompanied by a decrease of 47 basis points in the average yield on interest-earning assets for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

     Interest Expense.  Interest expense decreased by $47,000, or
     ----------------
7.29%, to $598,000 for the three months ended March 31, 1999 as compared to $645,000 for the three months ended March 31, 1998. This decrease was primarily due to a decrease of $1.6 million in the average balance of deposit liabilities from $52.4 million for the three months ended March 31, 1998 to $50.7 million for the three months ended March 31, 1999. The decrease in interest expense also reflected a 22 basis point decrease in the average cost of interest-bearing liabilities, from 4.93% for the three months ended March 31, 1998 to 4.71% for the three months ended March 31, 1999.

     Provision for Loan Losses.  The allowance for loan losses is
     -------------------------
established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation is based on an analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. No provision for loan losses was made during the three months ended March 31, 1999, while a provision of $81,000 was made during the three months ended March 31, 1998. The prior year increase in the provision was deemed necessary due to charge-offs of $81,000 during the first quarter of 1998. Although the Company believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its loan portfolio, there can be no assurance that the Company will not experience increases in its nonperforming assets, that it will not increase the level of the allowance for loan losses in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

     Non-Interest Income.  Non-interest income increased $8,000, or
     -------------------
17.02%, from $47,000 for the three months ended March 31, 1998 to $55,000 for the three months ended March 31, 1999. The largest components of non-interest income for the three month periods ended March 31, 1999 and 1998 included $14,000 and $12,000, respectively, in loan and other service fees and $34,000 and $27,000, respectively, in other service charges and other miscellaneous operating income. In addition, the Company recognized $7,000 of realized gains on the sale of real estate owned during the three months ended March 31, 1999, as compared to $8,000 of corresponding gains during the three months ended March 31, 1998.

     Non-Interest Expense.  Non-interest expense increased $112,000, or
     --------------------
23.53%, from $476,000 for the three months ended March 31, 1998 to $588,000 for the three months ended March 31, 1999. The main component of this increase included an increase of $164,000 in legal and professional services. This increase was partially offset by decreases of $34,000 in compensation and employee benefits expense, and net decreases of $18,000 in various other expense items. The increase in legal and professional services was attributed to fees connected with ongoing litigation, as well as payments for consulting and other professional services for advice rendered in connection with the proposed Merger.

     In addition, the Company is a defendant in lawsuits filed by three former employees. Such litigation is ongoing and, as such, the Company anticipates that it will continue to incur legal expenses related to such litigation in future periods.

     Income Tax Expense.  Income tax expense was $(49,000) for the
     ------------------
three months ended March 31, 1999 as compared with $(4,000) for the three months ended March 31, 1998. The $45,000 decrease was primarily due to the decrease in income before income taxes from $3,000 for the three months ended March 31, 1998 to $(95,000) for the three months ended March 31, 1999. The negative tax expense (or tax benefit) of $49,000 for the three months ended March 31, 1999 also reflects the effect of items such as tax-exempt interest income upon the Company's income tax computation.

LIQUIDITY AND CAPITAL RESOURCES

     As a holding company, the Company conducts its business through the Bank. The Bank's primary sources of funds are deposits and proceeds from maturing investment securities, maturing mortgage-backed and related securities and principal and interest payments on loans, investment securities and mortgage-backed and related securities. While maturities and scheduled amortization of investment securities, mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Bank uses its liquidity resources principally to fund the origination of loans, purchase investment securities and mortgage-backed and related securities, fund deposit withdrawals, maintain liquidity and meet operating expenses. Management believes that its sources of funds will be adequate to meet the Bank's liquidity needs for the immediate future.

     A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities during any given period. At March 31, 1999 and December

31, 1998, the consolidated amounts of cash and cash equivalents totaled $10.2 million and $12.2 million, respectively.

     Liquidity management is both a daily and long-term function of business management. In the event that there is a need for funds, the Company has several sources of liquidity. The Company has a portfolio of investment securities and mortgage-backed and related securities with a consolidated aggregate market value of $1.5 million at March 31, 1999 classified as available for sale. Another source of liquidity is the Bank's ability to obtain advances from the Federal Home Loan Bank of Chicago (the "FHLB"). At March 31, 1999, the Bank had no outstanding advances from the FHLB.

     At March 31, 1999, the Bank had $341,000 in outstanding commitments to extend credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

     The Bank is required to maintain certain levels of regulatory capital. At March 31, 1999, the Bank was in compliance with all regulatory capital requirements.

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

     As part of the awareness, inventory and assessment phases of its action plan related to the Year 2000 problem, the Bank has identified the operating systems which are considered critical to the ongoing operations of the Bank and the Company. The Bank determined that it does not have any internal mission critical systems. The mission critical systems of the Bank are provided by third party servers, including the following: NCR-Data Processing System (core processing); Bank of Herrin (item processing); M&I ("on us" check clearings)/NCR Interface; Federal Reserve/IBB/Bank of Herrin Interfaces (ACH); and Federal Reserve/M&I/NCR Interfaces (ACH). All mission critical servicers have completed their testing and have supplied the Bank with written test results and test scripts. These test results and test scripts have been reviewed by an independent auditor for each of the servicers, the Bank and an independent auditor for the Bank. From a review of the test results and test scripts, the Bank believes that the services provided to the Bank by the servicers are Year 2000 compliant.

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

     On June 3, 1998, the Bank entered into a formal agreement with the OCC which requires that the Bank adopt a formal strategic plan to ensure that its information systems are Year 2000 compliant. In November 1998 and March 1999, the OCC completed examinations of the Bank's Year 2000 compliance. As a result of its examinations, the OCC concluded that the management of the Bank was adequately preparing the Bank for the Year 2000.

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

     In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any major borrowers in the Bank's primary market area. In anticipation of such problems, the Bank has all material loan customers sign a Year 2000 disclosure and acknowledgement. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Various claims and lawsuits, incidental to its ordinary course of business, are pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. A description of each legal proceeding has been previously reported in filings by the Company. Such information is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     A Special Meeting of Shareholders of the Company is scheduled to be held on May 27, 1999 to consider and vote upon a proposal to approve an Agreement and Plan of Merger, dated as of December 23, 1998, pursuant to which the Company will be acquired by Banterra Corp. by means of a merger of Banterra Acquisitionco., Inc., a wholly owned subsidiary of Banterra Corp., with and into the Company, with the Company as the surviving corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index on page 19 hereof.
     --------

(b)  Reports on Form 8-K: No Current Reports on Form 8-K were filed by
     -------------------
     the Company during the quarter ended March 31, 1999.

                             SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            HEARTLAND BANCSHARES, INC.
                               (Registrant)



Dated: May 14, 1999         By:
                               ------------------------------
                               Roger O. Hileman
                               Chairman, President and Chief
                               Executive Officer

                       EXHIBIT INDEX
                       -------------

Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule (March 31, 1999).